Form 10-Q
period 1997-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 1997-08-13
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1997 and December 31, 1996          1

           Statement of Operations - Three Months and
            Six Months Ended June 30, 1997                             2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1997                             3

           Statement of Cash Flows-
            Six Months Ended June 30, 1997                             4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996



  Assets
                                                   1997                1996
                                                (Unaudited)

Current assets:
  Cash                                            $   1,333          20,000
  Accounts receivable - oil and gas revenues        249,964             -
           Total current assets                     251,297          20,000

Oil and gas properties, successful
 efforts method
      Oil and gas properties                     16,620,628            -
  Unevaluated properties                               -         16,620,628
      Less accumulated depreciation, depletion,
        and amortization                            230,590            -
                                                 16,390,038      16,620,628

                                                $16,641,335      16,640,628

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                                 -             17,166
           Total current liabilities                   -             17,166


Partners' Equity                                 16,641,335      16,623,462

                                                $16,641,335      16,640,628

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                Three months and Six Months ended June 30, 1997
                                  (Unaudited)

                                                   Three Months    Six Months
                                                      Ended           Ended
                                                   June 30, 1997  June 30, 1997


Revenues:
      Sales of oil and gas                            $284,265    $358,496
      Interest income                                     -           -
                                                       284,265     358,496

Expenses:
      Lifting cost                                      44,853      51,953
      Direct administrative cost                         1,501       1,501
      Depreciation, depletion, and amortization        194,673     230,590
                                                       241,027     284,044

              Net income                              $ 43,238    $ 74,452

              Net income per limited and additional
                general partner unit                  $     45    $     78

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1996       $13,298,769     $3,324,693   $16,623,462
Net income                            59,562         14,890        74,452
Distributions to partners            (45,263)       (11,316)      (56,579)

      Balance, June 30, 1997     $13,313,068     $3,328,267   $16,641,335

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                        Six months ended June 30, 1997
                                  (Unaudited)


Cash flows from operating activities:
  Net income                                                      $ 74,452
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation, depletion,
       and amortization                                            230,590
      Changes in operating assets
       and liabilities:
      Increase in accounts receivable -                           (249,964)
        oil and gas revenues
      Decrease in accrued expenses                                 (17,166)
          Net cash provided from
           operating activities                                     37,912

Cash flows from financing activities:
  Distributions to partners                                        (56,579)
           Net cash used by
           financing activities                                    (56,579)

Net change in cash                                                 (18,667)
Cash at beginning of period                                         20,000
Cash at end of period                                            $   1,333

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at June 30, 1997 of $251,297.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended June 30, 1997

         The partnership turned into production thirty-five wells in addition to the twenty-four wells turned into production during the first quarter. This makes a total of fifty-nine of the Partnership's seventy-nine productive wells producing natural gas as of June 30, 1997. The remaining twenty wells are scheduled to be put into service during the third quarter of 1997. The Partnership's first cash distribution commenced during the second quarter of 1997.

    Six Months Ended June 30, 1997

         The Partnership began and completed exploration and development activities during the first six months of 1997. Oil and gas sales commenced during the first quarter and cash distributions to the partners commenced during the second quarter.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.



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


                                              PDC 1996-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 13, 1997                          /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  August 13, 1997                          /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer