Form 10-Q
period 1997-09-30
PDC 1996-D LIMITED PARTNERSHIP
filed 1997-11-12
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1997 and December 31, 1996     1

           Statement of Operations -
            Three Months and Nine Months Ended September 30, 1997      2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1997                       3

           Statement of Cash Flows -
            Nine Months Ended September 30, 1997                       4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996



  Assets
                                                   1997                1996
                                                (Unaudited)

Current assets:
  Cash                                            $   1,424     $    20,000
  Accounts receivable - oil and gas revenues        325,489             -
           Total current assets                     326,913          20,000

Oil and gas properties, successful
 efforts method
      Oil and gas properties                     16,620,628            -
  Unevaluated properties                               -         16,620,628
      Less accumulated depreciation, depletion,
        and amortization                            494,343            -
                                                 16,126,285      16,620,628

                                                $16,453,198     $16,640,628

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                                 -        $    17,166
           Total current liabilities                   -             17,166


Partners' Equity                                 16,453,198      16,623,462

                                                $16,453,198     $16,640,628

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

             Three months and Nine Months ended September 30, 1997
                                  (Unaudited)


                                    Three Months Ended       Nine Months Ended
                                    September 30, 1997      September 30, 1997




Revenues:
      Sales of oil and gas              $460,218               $818,714
      Interest income                        104                    104
                                         460,322                818,818

Expenses:
      Lifting cost                        91,660                143,613
      Direct administrative cost              14                  1,515
      Depreciation, depletion, and
       amortization                      263,753                494,343
                                         355,427                639,471

              Net income                $104,895               $179,347

              Net income per limited
                and additional
                general partner unit    $    110               $    188

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                     Nine months ended September 30, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1996       $13,298,769     $3,324,693   $16,623,462
Net income                           143,479         35,868       179,347
Distributions to partners           (279,690)       (69,921)     (349,611)

  Balance, September 30, 1997    $13,162,558     $3,290,640   $16,453,198

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                     Nine months ended September 30, 1997
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                      $179,347
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation, depletion,
       and amortization                                            494,343
      Changes in operating assets
       and liabilities:
      Increase in accounts receivable -                           (325,489)
        oil and gas revenues
      Decrease in accrued expenses                                 (17,166)
          Net cash provided from
           operating activities                                    331,035

Cash flows from financing activities:
  Distributions to partners                                       (349,611)
           Net cash used by
           financing activities                                   (349,611)

Net change in cash                                                 (18,576)
Cash at beginning of period                                         20,000
Cash at end of period                                            $   1,424

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at September 30, 1997 of $326,913.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended September 30, 1997

         A total of fifty-nine of the Partnership's seventy-nine prodcutive wells were producing natural gas for the entire three months ended September 30, 1997. The remaining twenty wells are scheduled to be put into service during the fourth quarter of 1997. While the Partnership experienced a modest net income of $104,895, depreciation, depletion, and amorization is a non-cash expense and therefore the Partnership distributed $293,032 to the partners during the third quarter of 1997.

    Nine Months Ended September 30, 1997

         The Partnership began and completed exploration and development activities during the first nine months of 1997. Oil and gas sales commenced during the first quarter and cash distributions to the partners commenced during the second quarter. A total of fifty-nine of the Partnership's seventy-nine productive wells are producing natural gas as of September 30, 1997. While the Partnership experienced a net income of $179,347, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $349,611 to the partners during the first nine months of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.



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


                                              PDC 1996-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 10, 1997                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 10, 1997                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer