Form 10-K
period 1997-12-31
PDC 1996-D LIMITED PARTNERSHIP
filed 1998-03-27
CIK 1031999

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

  Commission File Number  033-63635-04

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

Employees

    The Partnership has no employees, however, PDC has approximately 75 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of 85 gross wells and will continue to operate and produce its 80 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 31, 1996 (date of inception) to March 15, 1998, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1998. . .        80       5   85        62.474   4.912  67.386

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

      The table below shows the number of the Partnership's gross and net wells by state as of March 15, 1998.

                        Natural Gas Wells
Location               Gross          Net
Michigan                  21         8.466
Pennsylvania              47        42.098
West Virginia             12        11.910
   Total                  80        62.474


      A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

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

ITEM 3.  LEGAL PROCEEDINGS.

      The Managing General partner as driller/operator is not party to any legal action what would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

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

                                                 Year Ended     December 31, 1996
                                                 December 31,   (date of
                                                    1997        inception)

Oil and Gas Sales . . . . . . . . . . . . .      $1,456,234          -
Costs and Expenses  . . . . . . . . . . . .       1,292,116      399,709
Net Income (loss )  . . . . . . . . . . . .         165,594     (399,709)
Allocation of Net Income loss:
      Managing General Partner. . . . . . .          33,119       (3,433)
      Limited and Additional
       General Partners . . . . . . . . . .         132,475     (396,276)
      Per Limited and Additional
       General Partner Unit . . . . . . . .             173         (518)
Total Assets. . . . . . . . . . . . . . . .      16,101,223   16,640,628
Distributions:
      Managing General Partner. . . . . . .         145,957          -
      Limited and Additional
       General Partners . . . . . . . . . .         583,827          -

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1997. Eighty-five wells have been drilled, eighty of which have been completed as producers. No additional wells will be drilled.

      The Partnership had net working capital at December 31, 1997 of $410,873.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1997 Compared to 1996

      The Partnership's wells were drilled and completed during the the first quarter of 1997 with production starting in the second quarter. Total natural gas sales for this year were $1,456,234 with cash distributions to the partners of $729,784. During 1996 in accordance with the partnership agreement, a one time management fee of $382,543 was paid to the managing general partner.

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

Year 2000 Issue

      PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                      Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1997 has been filed with the Securities and Exchange Commission.


ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

         NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                              Periods Ended December 31,
                                                  1997            1996
Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment           $   -           16,620,628
Syndication costs and management fee              -            1,989,224
Lifting costs                                  276,380              -
Tax return preparation                          12,598             6,480
Direct administrative cost                       1,729             3,000

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

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



                                                March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 23, 1998



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 23, 1998



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 23, 1998
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 23, 1998

                            PDC 1996-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Year Ended December 31, 1997
                            and December 31, 1996
                            (Date of Inception)

                            (With Independent Auditors' Report Thereon)

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheet - December 31, 1997 and 1996                            F-4
Statements of Operations -  Year Ended December 31, 1997 and
 December 31, 1996 (Date of Inception)                                F-5
Statements of Partners' Equity - Year Ended December 31, 1997 and
 December 31, 1996 (Date of Inception)                                F-6
Statements of Cash Flows -  Year Ended December 31, 1997 and
 December 31, 1996 (Date of Inception)                                F-7
Notes to Financial Statements                                         F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                       Independent Auditors' Report



To the Partners
PDC 1996-D Limited Partnership:

We have audited the financial statements of PDC 1996-D Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1996-D Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and December 31, 1996 (date of inception), in conformity with generally accepted accounting principles.




                                                    KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 19, 1998

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                          December 31, 1997 and 1996


      Assets                                           1997           1996

Current assets:
    Cash                                           $     2,756        20,000
    Accounts receivable - oil and gas revenues         450,068          -
      Total current assets                             452,824        20,000

Oil and gas properties,
    successful efforts method (Notes 3 and 5):      16,620,628    16,620,628
      Less accumulated depreciation, depletion,
       and amortization                                972,229          -
                                                    15,648,399    16,640,628

                                                   $16,101,223    16,640,628

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   41,951        17,166
      Total current liabilities                         41,951        17,166

Partners' equity                                    16,059,272    16,623,462


                                                   $16,101,223    16,640,628


See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

     Year Ended December 31, 1997 and December 31, 1996 (Date of Inception)

                                                     1997          1996

Revenues:
    Sales of oil and gas                       $ 1,456,234          -
    Interest income                                  1,476          -
                                                 1,457,710          -

Expenses (note 3):
    Lifting cost                                   276,380          -
    Management fee                                    -          382,543
    Independent audit fee                            8,745         7,311
    Franchise taxes                                  6,435           375
    Tax return preparation                          12,598         6,480
    Direct administrative cost                       1,729         3,000
    Independent engineering cost                    14,000          -
    Depreciation, depletion
      and amortization                             972,229          -
                                                 1,292,116       399,709

      Net income (loss)                        $   165,594      (399,709)


      Net income (loss) per
        limited and additional
        general partner unit                   $       173          (518)

See accompanying notes to financial statements.

                         PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

     Year Ended December 31, 1997 and December 31, 1996 (Date of Inception)

                             Limited
                             and additional     Managing
                             general partners   general partner      Total
Partners' initial capital
  contributions              $15,301,726          3,328,126      18,629,852
Syndication costs             (1,606,681)              -         (1,606,681)
Net loss                        (396,276)            (3,433)       (399,709)
 Balance, December 31, 1996   13,298,769          3,324,693      16,623,462

Net income                       132,475             33,119         165,594
Distributions to partners       (583,827)          (145,957)       (729,784)

 Balance, December 31, 1997  $12,847,417          3,211,855      16,059,272

See accompanying notes to financial statements.

                          PDC 1996-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                        Years Ended December 31, 1997 and
                      December 31, 1996 (Date of Inception)

                                                             1997          1996


Cash flows from operating activities:
      Net income (loss)                                  $165,594        (399,709)
      Adjustments to reconcile net income
        (loss) to net cash provided from
        (used by) operating activities:
          Depreciation, depletion
           and amortization                               972,229            -
          Changes in operating
            assets and liabilities:
            Increase in accounts
             receivable - oil
             and gas revenues                            (450,068)           -
            Increase in accrued expenses                   24,785          17,166

            Net cash provided from
             (used by) operating activities               712,540        (382,543)

Cash flows from investing activities:
      Expenditures for oil and gas properties                -         16,620,628

            Net cash used
            by investing activities                          -        (16,620,628)

Cash flows from financing activities:
      Limited and additional general
       partner contributions                                 -         15,301,726
      Managing General Partner contribution                  -          3,328,126
      Syndication cost paid                                  -         (1,606,681)
      Distributions to partners                          (729,784)           -

            Net cash (used by) provided
             from financing activities                   (729,784)     17,023,171

Net (decrease) increase in cash                           (17,244)         20,000
Cash at beginning of period                                20,000            -
Cash at end of period                                 $     2,756          20,000




See accompanying notes to financial statements.

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Notes to Financial Statements

  Year Ended December 31, 1997 and December 31, 1996 (Date of Inception)

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

    Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright
      & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

(3)   Transactions with Managing General Partner and Affiliates

    The Partnership's transactions with the Managing General Partner include charges for the following:

                                           Year Ended        1996 (date of
                                        December 31, 1997    inception)

        Drilling, completion and lease costs  $   -           16,620,628
        Offering and organization costs
         (includes reimbursements of
         commissions and management fee)          -            1,989,224
        Lifting costs                          276,380              -
        Tax return preparation                  12,598             6,480
        Direct administrative cost               1,729             3,000


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

                                                                  Managing
                                                    Investor      General
                                                    Partners      Partner
    Partnership Costs

Broker-dealer Commissions and Expenses(1). . . .      100%            0%
Management Fee . . . . . . . . . . . . . . . . .      100%            0%
Undeveloped Lease Costs. . . . . . . . . . . . .        0%          100%
Drilling and Completion Costs. . . . . . . . . .       80%           20%
Tangible Equipment . . . . . . . . . . . . . . .        0%          100%
Intangible Drilling and Development Costs. . . .      100%            0%
Operating Costs(2) . . . . . . . . . . . . . . .       80%           20%
Direct Costs(3). . . . . . . . . . . . . . . . .       80%           20%
Administrative Costs . . . . . . . . . . . . . .        0%          100%

    Partnership Revenues

Sale of Oil and Gas Production(4). . . .               80%           20%
Sale of Productive Properties(5) . . . .               80%           20%
Sale of Equipment  . . . . . . . . . . . . . . .        0%          100%
Sale of Undeveloped Leases . . . . . . . . . . .       80%           20%
Interest Income. . . . . . . . . . . . . . . . .       80%           20%

____________________
[FN]
      (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

      (2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

      (3) The Managing General Partner receives monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

      (4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners may be increased and the interest of the Managing General Partner may be decreased if certain cash distribution levels are not met. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed cash distribution levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

      (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

(5)      Costs Relating to Oil and Gas Activities

         The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.
           Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                          December 31,
                                                       1997        1996
       Lease acquisition costs                  $   535,823      535,823
       Intangible development costs              13,632,238   13,632,238
       Well equipment                             2,452,567    2,452,567
                                                $16,620,628   16,620,628

       The following costs were incurred for the Partnership's oil and gas activities:

                                                             December 31,
                                          Year Ended         1996 (date of
                                          Dec. 31, 1997      inception)

Costs capitalized:
 Oil and gas properties                    $    -            $16,620,628
                                           $    -             16,620,628

(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1997 and 1996, the income tax basis
           of the partnership's oil and gas properties was $2,869,011 and $3,244,901, respectively.

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

(7)   Supplemental Reserve Information (Unaudited)

    Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                       Natural gas
                                                          (mcf)
      Proved developed reserves as of
       December 31, 1996 (date of inception)                -
      Extensions, discoveries and other additions      13,201,335
      Production                                         (572,245)

      Proved developed reserves as of
       December 31, 1997                               12,629,090