Form 10-Q
period 1998-03-31
PDC 1996-D LIMITED PARTNERSHIP
filed 1998-05-13
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1998 and December 31, 1997       1

           Statements of Operations -
            Three Months Ended March 31, 1998 and 1997                 2

           Statements of Partners' Equity -
            Three Months Ended March 31, 1998                          3

           Statement of Cash Flows-
            Three Months Ended March 31, 1998 and 1997                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1998 and December 31, 1997



  Assets
                                                   1998                1997
                                                (Unaudited)

Current assets:
  Cash                                          $    4,704            2,756
  Accounts receivable - oil and gas revenues       309,291          450,068

           Total current assets                    313,995          452,824

Oil and gas properties, successful
 efforts method                                 16,620,628       16,620,628
      Less accumulated depreciation,
       depletion, and amortization               1,260,416          972,229
                                                15,360,212       15,648,399

                                               $15,674,207       16,101,223


      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   41,951           41,951

           Total current liabilities                41,951           41,951
Partners' equity                                15,632,256       16,059,272
                                               $15,674,207       16,101,223

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                    1998           1997


Revenues:
    Sales of oil and gas                          $492,153        74,231
    Interest income                                  2,004          -
                                                   494,157        74,231

Expenses:
    Lifting cost                                    97,593         7,100
    Direct administration cost                          56           -
    Depreciation, depletion, and amortization      288,187        35,917
                                                   385,836        43,017

      Net income                                  $108,321        31,214

      Net income per limited and additional
        general partner unit                      $    113            33

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1997       $12,847,417      3,211,855    16,059,272

Net income                            86,657         21,664       108,321
Distributions to partners           (428,270)      (107,067)     (535,337)

      Balance, March 31, 1998    $12,505,804      3,126,452    15,632,256

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                     1998            1997

Cash flows from operating activities:
  Net income                                     $ 108,321          31,214
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation, depletion, and
       amortization                                288,187          35,917
      Changes in operating assets and
       liabilities:
      Decrease (increase) in accounts receivable -
       oil and gas revenues                        140,777         (67,131)
          Net cash provided from
           operating activities                    537,285            -

Cash flow from financing activities:
  Distributions to partners                       (535,337)           -
           Net cash used by financing activities  (535,337)           -

Net change in cash                                   1,948            -
Cash at beginning of period                          2,756          20,000
Cash at end of period                            $   4,704          20,000

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1997, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at March 31, 1998 of $272,044.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Revenue and expenses during the first quarter of 1998 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1997 all of the wells were not yet turned into the line and producing. The Partnership distributed $535,337 to the partners during the first quarter of 1998.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



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


                                              PDC 1996-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1998                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1998                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer