Form 10-Q
period 1998-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 1998-08-13
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 and December 31, 1997        1

           Statement of Operations - Three Months and
            Six Months Ended June 30, 1998 and 1997                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1998                             3

           Statement of Cash Flows-
            Six Months Ended June 30, 1998 and 1997                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1998 and December 31, 1997



  Assets
                                                   1998                1997
                                                (Unaudited)

Current assets:
  Cash                                            $   1,011           2,756
  Accounts receivable - oil and gas revenues        306,871         450,068
  Due from PDC                                        3,667            -
           Total current assets                     311,549         452,824

Oil and gas properties, successful
  efforts method                                 16,620,628      16,620,628
      Less accumulated depreciation, depletion,
        and amortization                          1,515,695         972,229
                                                 15,104,933      15,648,399

                                                $15,416,482      16,101,223

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                               39,505          41,951
           Total current liabilities                 39,505          41,951


Partners' Equity                                 15,376,977      16,059,272

                                                $15,416,482      16,101,223

See accompanying notes to financial statements.

                            PDC 1996-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1998 and 1997
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            1998         1997          1998         1997


Revenues:
  Sales of oil and gas                     $410,914    $284,265      $903,067     $358,496
  Interest income                              -           -            2,004         -
                                            410,914     284,265       905,071      358,496

Expenses:
  Lifting costs                             107,723      44,853       205,316       51,953
  Direct administrative cost                     25       1,501            81        1,501
  Depreciation, depletion and
   amortization                             255,279     194,673       543,466      230,590
                                            363,027     241,027       748,863      284,044

     Net income                            $ 47,887    $ 43,238      $156,208     $ 74,452

     Net income per limited and
      additional general partner unit       $    50     $    45       $   163      $    78

See accompanying notes to financial statements.

                              PDC 1996-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1998
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner   Total

Balance, December 31, 1997           $12,847,417      3,211,855    16,059,272

Net income                               124,968         31,240       156,208
Distributions to partners               (670,804)      (167,699)     (838,503)

          Balance, June 30, 1998     $12,301,581      3,075,396    15,376,977

See accompanying notes to financial statements.

                              PDC 1996-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                  Statement of Cash Flows

                          Six months ended June 30, 1998 and 1997
                                        (Unaudited)

                                                         1998              1997

Cash flows from operating activities:
          Net income                                   $156,208         74,452
          Adjustments to reconcile net
           income to net cash provided
           by operating activities:
              Depreciation, depletion,
                 and amortization                       543,466        230,590
              Changes in operating assets
                 and liabilities:
              Decrease (increase) in accounts
                  receivable - oil and gas revenues     143,197       (249,964)
              (Increase) in due from PDC                 (3,667)          -
              Decrease in accrued expenses               (2,446)       (17,166)
                  Net cash provided from
                 operating activities                   836,758         37,912

Cash flows from financing activities:
          Distributions to partners                    (838,503)       (56,579)
                 Net cash used by
                 financing activities                  (838,503)       (56,579)

Net change in cash                                       (1,745)       (18,667)
Cash at beginning of period                               2,756         20,000
Cash at end of period                                $    1,011      $   1,333

See accompanying notes to financial statements.

                              PDC 1996-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                              Notes to Financial Statements
                                        (Unaudited)



1.      Accounting Policies

        Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1997, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1998 of $272,044.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 1998 Compared with 1997

             Revenue and expense during the second quarter of 1998 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1997 all of the wells were not yet turned into the line and producing for the entire quarter. While the Partnership experienced a modest net income, depreciation, depletion and amortization is non-cash expense and therefore the partnership distributed $303,166 to the partners during the second quarter of 1997.

        Six Months Ended June 30, 1998 Compare with 1997

             Revenue and expenses during the first six months of 1998 include natural gas sales and related expenses for all of the Partnership's
        wells.   During the same period in 1997 all of the wells were not
        turned into line and producing for the entire period. While the Partnership experienced a modest net income, depreciation, depletion, and amortization is non-cash expense and therefore the Partnership distributed $838,503 to the partners during the first six months of 1997.

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

        New Accounting Standard

             Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Partnership had not determined the impact that SFAS No. 133 will have on its financial statements.

                                                              CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1998.



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


                                              PDC 1996-D Limited Partnership
                                                     (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 12, 1998                              /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 12, 1998                              /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer