Form 10-K
period 1998-12-31
PDC 1996-D LIMITED PARTNERSHIP
filed 1999-03-26
CIK 1031999

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998

  Commission File Number  033-63635-04

- Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transaction period from         to

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

Employees

    The Partnership has no employees, however, PDC has approximately 81 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 31, 1996 (date of inception) to March 15, 1999, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1999. . .        80       5   85        62.474   4.912  67.386

    The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

    The table below shows the number of the Partnership's gross and net wells by state as of March 15, 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.


                                                                        December 31,
                                             Years Ended December 31,   1996 (date of
                                                 1998        1997       inception)
Oil and Gas Sales . . . . . . . . . . . . .  $1,575,520    1,456,234          -
Costs and Expenses  . . . . . . . . . . . .   9,822,499    1,292,116      399,709
Net Income (loss )  . . . . . . . . . . . .     (8,239,198)   165,594    (399,709)
Allocation of Net Income (loss):
      Managing General Partner. . . . . . .  (1,802,037)      33,119       (3,433)
      Limited and Additional
       General Partners . . . . . . . . . .  (6,437,161)     132,475     (396,276)
      Per Limited and Additional
       General Partner Unit . . . . . . . .      (8,414)         173         (518)
Total Assets. . . . . . . . . . . . . . . .   6,539,219   16,101,223   16,640,628
Distributions:
      Managing General Partner. . . . . . .     111,388      145,957          -
      Limited and Additional
       General Partners . . . . . . . . . .   1,216,538      583,827          -

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

    The Partnership had net working capital at December 31, 1998 of $184,772.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1998 Compared to 1997

    Oil and gas sales increased 8.2% in 1998 compared to 1997 due to increased sales volumes (1997 was not a full production year, see 1997 compared to 1996 below) offset in part by lower average sales prices of natural gas. The net loss of $8,239,198 in 1998 was primarily due to the impairment charge for oil and gas properties. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which increased from $729,784 in 1997 to $1,327,926 in 1998.

1997 Compared to 1996

    The Partnership's wells were drilled and completed during the first quarter of 1997 with production starting in the second quarter. Total natural gas sales for this partial production year were $1,456,234 with cash distributions to the partners of $729,784. During 1996 in accordance with the partnership agreement, a one time management fee of $382,543 was paid to the managing general partner.

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

Year 2000 Issue

State of Readiness

    The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software installed during 1998 along with modifications made by PDC's computer technicians have addressed the dating system flaw inherent in most operating systems. PDC has completed a remediation plan and believes it is currently fully Year 2000 compliant.

    PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

    PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

Risks of Year 2000 Issues

    PDC presently believes the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future results of operations, liquidity, and capital resources. However, if the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

Contingency Plan

    PDC has a contingency plan, and will implement it on any system that remains non-compliant at December 31, 1999, if any.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and options contracts, outstanding at the date of adoption.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1998 has been filed with the Securities and Exchange Commission.


ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                             Periods Ended December 31,
                                             1998       1997       1996

Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment       $   -          -     16,620,628
Syndication costs and management fee          -          -      1,989,224
Lifting costs                              450,400    276,380        -
Tax return preparation                      10,260     12,598       6,480
Direct administrative cost                   2,526      1,729       3,000

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



                                              March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 1999



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 1999



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 1999
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 1999

                            PDC 1996-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Years Ended December 31, 1998, 1997
                            and December 31, 1996 (Date of Inception)

                            (With Independent Auditors' Report Thereon)

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheet - December 31, 1998 and 1997                            F-4
Statements of Operations -  Years Ended December 31, 1998, 1997 and
 December 31, 1996 (Date of Inception)                                F-5
Statements of Partners' Equity - Years Ended December 31, 1998,
 1997 and December 31, 1996 (Date of Inception)                       F-6
Statements of Cash Flows -  Years Ended December 31, 1998, 1997 and
 December 31, 1996 (Date of Inception)                                F-7
Notes to Financial Statements                                         F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1996-D Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and December 31, 1996 (date of inception), in conformity with generally accepted accounting principles.




                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 23, 1999

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                          December 31, 1998 and 1997

      Assets                                           1998           1997

Current assets:
    Cash                                            $    6,712         2,756
    Accounts receivable - oil and gas revenues         225,131       450,068
      Total current assets                             231,843       452,824

Oil and gas properties,
    successful efforts method (Notes 3 and 5):       8,810,568    16,620,628
      Less accumulated depreciation, depletion,
       and amortization                              2,503,192       972,229
                                                     6,307,376    15,648,399

                                                   $ 6,539,219    16,101,223

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                               $    47,071        41,951
      Total current liabilities                         47,071        41,951

Partners' equity                                     6,492,148    16,059,272


                                                   $ 6,539,219    16,101,223


See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

 Years Ended December 31, 1998, 1997 and December 31, 1996 (Date of Inception)

                                              1998         1997       1996

Revenues:
  Sales of oil and gas                  $ 1,575,520    1,456,234       -
  Interest income                             7,781        1,476       -
                                          1,583,301    1,457,710       -

Expenses (note 3):
  Lifting cost                              450,400      276,380       -
  Management fee                                -           -       382,543
  Independent audit fee                       7,320        8,745      7,311
  Franchise taxes                             5,938        6,435        375
  Tax return preparation                     10,260       12,598      6,480
  Direct administrative cost                  2,526        1,729      3,000
  Independent engineering cost                5,032       14,000       -
  Loss on impairment of oil and gas
   properties                             7,810,060         -          -
  Depreciation, depletion
    and amortization                      1,530,963      972,229       -
                                          9,822,499    1,292,116    399,709

    Net income (loss)                   $(8,239,198)     165,594   (399,709)


    Net income (loss) per
      limited and additional
      general partner unit              $    (8,414)         173       (518)

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

 Years Ended December 31, 1998, 1997 and December 31, 1996 (Date of Inception)

                             Limited
                             and additional     Managing
                             general partners   general partner      Total
Partners' initial capital
  contributions              $15,301,726          3,328,126      18,629,852
Syndication costs             (1,606,681)              -         (1,606,681)
Net loss                        (396,276)            (3,433)       (399,709)
 Balance, December 31, 1996   13,298,769          3,324,693      16,623,462

Net income                       132,475             33,119         165,594
Distributions to partners       (583,827)          (145,957)       (729,784)

 Balance, December 31, 1997   12,847,417          3,211,855      16,059,272

Net loss                      (6,437,161)        (1,802,037)     (8,239,198)
Distributions to partners     (1,216,538)          (111,388)     (1,327,926)

 Balance, December 31, 1998  $ 5,193,718          1,298,430       6,492,148


See accompanying notes to financial statements.

                          PDC 1996-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                     Years Ended December 31, 1998, 1997 and
                      December 31, 1996 (Date of Inception)

                                                1998            1997       1996


Cash flows from operating activities:
      Net income (loss)                    $(8,239,198)      165,594     (399,709)
      Adjustments to reconcile net income
        (loss) to net cash provided from
        (used by) operating activities:
          Depreciation, depletion
           and amortization                  1,530,963       972,229         -
          Loss on impairment of oil
           and gas properties                7,810,060          -            -
          Changes in operating
            assets and liabilities:
            Decrease (increase) in accounts
             receivable - oil
             and gas revenues                  224,937      (450,068)        -
            Increase in accrued expenses         5,120        24,785       17,166

            Net cash provided from
             (used by) operating activities  1,331,882       712,540     (382,543)

Cash flows from investing activities:
      Expenditures for oil and
      gas properties                              -             -      16,620,628

            Net cash used
            by investing activities               -             -     (16,620,628)

Cash flows from financing activities:
      Limited and additional general
       partner contributions                      -             -      15,301,726
      Managing General Partner contribution       -             -       3,328,126
      Syndication cost paid                       -             -      (1,606,681)
      Distributions to partners             (1,327,926)     (729,784)        -

            Net cash (used by) provided
             from financing activities      (1,327,926)     (729,784)  17,023,171

Net increase (decrease) in cash                  3,956       (17,244)      20,000
Cash at beginning of period                      2,756        20,000         -
Cash at end of period                      $     6,712         2,756       20,000




See accompanying notes to financial statements.

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Notes to Financial Statements

         Years Ended December 31, 1998, 1997 and December 31, 1996
                            (Date of Inception)

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

    The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1998 the loss on impairment of oil and gas properties as reflected in the statement of operations amounted to $7,810,060.

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

    Purchasers of partnership units subscribed to and fully paid for 16.2125 units of limited partner interests and 748.8738 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

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

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued


(3)   Transactions with Managing General Partner and Affiliates

      The Partnership's transactions with the Managing General Partner include charges for the following:

                                            Periods Ended December 31,
                                         1998       1997          1996
        Drilling, completion
         and lease costs               $   -           -      16,620,628
        Offering and organization costs
         (includes reimbursements of
         commissions and
         management fee)                   -           -       1,989,224
        Lifting costs                   450,400     276,380         -
        Tax return preparation           10,260      12,598        6,480
        Direct administrative cost        2,526       1,729        3,000

(4)   Allocation

      The following table summarizes the participation of the Managing
        General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

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

(5)    Costs Relating to Oil and Gas Activities

       The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                  December 31,
                                       1998         1997          1996

       Lease acquisition costs        $535,823      535,823      535,823
       Intangible development costs 13,632,238   13,632,238   13,632,238
       Well equipment                2,452,567    2,452,567    2,452,567
       Impairment charge            (7,810,060)        -            -
                                   $ 8,810,568   16,620,628   16,620,628


                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

       The following costs were incurred for the Partnership's oil and gas activities:

                                                             December 31,
                                                             1996 (date of
                                    Years Ended December 31,     inception)
                                      1998          1997           1996
          Costs capitalized:
           Oil and gas properties $    -          $    -         $16,620,628
                                  $    -          $    -          16,620,628

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
        purposes.   At December 31, 1998 and 1997, the income tax basis of
        the partnership's oil and gas properties was $2,224,628 and $2,869,011, respectively.

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

                                                       Natural gas
                                                          (mcf)
      Proved developed reserves as of
       December 31, 1996 (date of inception)                -
      Extensions, discoveries and other additions      13,201,335
      Production                                         (572,245)

      Proved developed reserves as of
      December 31, 1997                                12,629,090

      Revisions of previous estimates                  (3,412,559)
      Production                                         (656,385)

      Proved developed reserves as of
      December 31, 1998                                 8,560,146