Form 10-Q
period 1999-03-31
PDC 1996-D LIMITED PARTNERSHIP
filed 1999-05-12
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1999

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1999 and December 31, 1998       1

           Statements of Operations -
            Three Months Ended March 31, 1999 and 1998                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1999                          3

           Statements of Cash Flows-
            Three Months Ended March 31, 1999 and 1998                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1999 and December 31, 1998



  Assets
                                                   1999                1998
                                                (Unaudited)

Current assets:
  Cash                                          $    8,094            6,712
  Accounts receivable - oil and gas revenues       135,947          225,131

           Total current assets                    144,041          231,843

Oil and gas properties, successful
 efforts method                                  8,810,568        8,810,568
      Less accumulated depreciation,
       depletion, and amortization               2,608,198        2,503,192
                                                 6,202,370        6,307,376

                                                $6,346,411        6,539,219


      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   38,838           47,071

           Total current liabilities                38,838           47,071


Partners' Equity                                 6,307,573        6,492,148

                                                $6,346,411        6,539,219

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                    1999           1998


Revenues:
    Sales of oil and gas                         $ 233,099       492,153
    Interest income                                  1,388         2,004
                                                   234,487       494,157

Expenses:
    Lifting cost                                   124,707        97,593
    Direct administration cost                           7            56
    Depreciation, depletion, and amortization      105,006       288,187
                                                   229,720       385,836

      Net income                                  $  4,767       108,321

      Net income per limited and additional
        general partner unit                      $      5           113

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1999
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1998        $5,193,718      1,298,430     6,492,148

Net income                             3,814            953         4,767
Distributions to partners           (151,474)       (37,868)     (189,342)

      Balance, March 31, 1999     $5,046,058      1,261,515     6,307,573

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                     1999            1998

Cash flows from operating activities:
  Net income                                     $   4,767         108,321
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation, depletion, and
       amortization                                105,006         288,187
      Changes in operating assets and
       liabilities:
      Decrease in accounts receivable -
       oil and gas revenues                         89,184         140,777
      Decrease in accounts payable                  (8,233)           -
          Net cash provided by
           operating activities                    190,724         537,285

Cash flow from financing activities:
  Distributions to partners                       (189,342)       (535,337)
           Net cash used by financing activities  (189,342)       (535,337)

Net change in cash                                   1,382           1,948
Cash at beginning of period                          6,712           2,756
Cash at end of period                            $   8,094           4,704

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at March 31, 1999 of $105,203.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas decreased 52.6% during the first quarter of 1999 compared to 1998 due to lower sales volumes of natural gas and lower average sales prices. While the Partnership experienced a modest net income of $4,767, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $189,342 to the partners during the first quarter of 1999.

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

         PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by June 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



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


                                              PDC 1996-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 12, 1999                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 12, 1999                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer