Form 10-Q
period 1999-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 1999-08-09
CIK 1031999

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 1999

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Balance Sheets - June 30, 1999 and December 31, 1998 1

Statements of Operations -

Three and Six Months Ended June 30, 1999 and 1998 2

Statement of Partners' Equity -

Six Months Ended June 30, 1999 3

Statements of Cash Flows-

Six Months Ended June 30, 1999 and 1998 4

Notes to Financial Statements 5

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 6

PART II OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 6. Exhibits and Reports on Form 8-K 8

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998

Assets

1999 1998

(Unaudited)

Current assets:

Cash $ 119 $ 6,712

Accounts receivable - oil and gas revenues 167,141 225,131

Total current assets 167,260 231,843

Oil and gas properties, successful

efforts method 8,810,568 8,810,568

Less accumulated depreciation,

depletion, and amortization 2,714,830 2,503,192

6,095,738 6,307,376

$6,262,998 $6,539,219

Current Liabilities and Partners' Equity

Current liabilities:

Accrued expenses $ 25,643 $ 47,071

Total current liabilities 25,643 47,071

Partners' Equity 6,237,355 6,492,148

$6,262,998 $6,539,219

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 1999 and 1998

(Unaudited)

Three Months Ended Six Months Ended

June 30, June 30,

1999 1998 1999 1998

Revenues:

Sales of oil and gas $246,307 $410,914 $479,406 $903,067

Interest income 1,144 - 2,532 2,004

247,451 410,914 481,938 905,071

Expenses:

Lifting costs 102,236 107,723 226,943 205,316

Direct administrative cost 42 25 49 81

Depreciation, depletion and

amortization 106,632 255,279 211,638 543,466

208,910 363,027 438,630 748,863

Net income $ 38,541 $ 47,887 $ 43,308 $156,208

Net income per limited and

additional general partner unit $ 40 $ 50 $ 45 $ 163

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 1999

(Unaudited)

Limited and

additional Managing

general partners general partner Total

Balance, December 31, 1998 $5,193,718 $1,298,430 $6,492,148

Net income 34,647 8,661 43,308

Distributions to partners (260,233) (37,868) (298,101)

Balance, June 30, 1999 $4,968,132 $1,269,223 $6,237,355

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six months ended June 30, 1999 and 1998

(Unaudited)

1999 1998

Cash flows from operating activities:

Net income $ 43,308 156,208

Adjustments to reconcile net

income to net cash provided

by operating activities:

Depreciation, depletion,

and amortization 211,638 543,466

Changes in operating assets

and liabilities:

Decrease in accounts

receivable - oil and gas revenues 57,990 143,197

Increase in due from PDC - (3,667)

Decrease in accrued expenses (21,428) (2,446)

Net cash provided from

operating activities 291,508 836,758

Cash flows from financing activities:

Distributions to partners (298,101) (838,503)

Net cash used by

financing activities (298,101) (838,503)

Net change in cash (6,593) (1,745)

Cash at beginning of period 6,712 2,756

Cash at end of period $ 119 1,011

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1997. Eighty-five wells have been drilled, of which eighty have been completed as producing wells.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

The Partnership had net working capital at June 30, 1999 of $141,617.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Results of Operations

Three Months Ended June 30, 1999 Compared with 1998

Natural gas sales decreased approximately 40.1% during the second quarter of 1999 compared with the same period in 1998 due to lower sales volumes and average sale price. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $108,759 to the partners during the second quarter of 1999.

Six Months Ended June 30, 1999 Compared with 1998

Natural gas sales decreased approximately 46.9% during the first six months of 1999 compared with the same period in 1998 primarily due to lower sales volumes and average sales price. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $298,101 to the partners during the first six months of 1999.

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

PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by September 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1996-D Limited Partnership

(Registrant)

By its Managing General Partner

Petroleum Development Corporation

Date: August 9, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: August 9, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer