Form 10-K
period 1999-12-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2000-03-27
CIK 1031999

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1999

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

Employees

    The Partnership has no employees, however, PDC has approximately 91 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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




Derivatives and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlaying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

Despite the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 31, 1996 (date of inception) to March 15, 2000, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 2000. . .        80       5   85        62.474   4.912  67.386

    The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

    The table below shows the number of the Partnership's gross and net wells by state as of March 15, 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                    Years Ended December 31,
                                                 1999        1998           1997
Oil and Gas Sales . . . . . . . . . . . . .  $1,060,772    1,575,520     1,456,234
Costs and Expenses  . . . . . . . . . . . .   2,457,347    9,822,499     1,292,116
Net Income (loss )  . . . . . . . . . . . .  (1,392,064)  (8,239,198)      165,594
Allocation of Net Income (loss):
      Managing General Partner. . . . . . .    (278,413)  (1,802,037)       33,119
      Limited and Additional
       General Partners . . . . . . . . . .  (1,113,651)  (6,437,161)      132,475
      Per Limited and Additional
       General Partner Unit . . . . . . . .      (1,456)      (8,414)          173
Total Assets. . . . . . . . . . . . . . . .   4,536,343    6,539,219    16,101,223
Distributions:
      Managing General Partner. . . . . . .      49,205      111,388       145,957
      Limited and Additional
       General Partners . . . . . . . . . .     545,912    1,216,538       583,827

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

    The Partnership had net working capital at December 31, 1999 of $175,752.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1999 Compared to 1998

    Oil and gas sales decreased 32.7% in 1999 compared to 1998 as a result of lower sales volumes of natural gas and lower average sales prices. The net loss of $1,392,064 in 1999 was primarily due to the impairment charge for oil and gas properties. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which decreased from $1,327,926 in 1998 to $595,117 in 1999.

1998 Compared to 1997

    Oil and gas sales increased 8.2% in 1998 compared to 1997 due to increased sales volumes (1997 was not a full production year) offset in part by lower average sales prices of natural gas. The net loss of $8,239,198 in 1998 was primarily due to the impairment charge for oil and gas properties. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which increased from $729,784 in 1997 to $1,327,926 in 1998.

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

Year 2000 Issue

    The Partnership experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

    The Partnership expenditures for addressing Year 2000 issues were not material, nor does the Partnership expect to incur any significant costs addressing Year 2000 issues in the future.


New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1999 has been filed with the Securities and Exchange Commission.


ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the years listed below:

                                               Years Ended December 31,
                                             1999       1998       1997

Lifting costs                            $458,641     450,400     276,380
Tax return preparation                     10,320      10,260      12,598
Direct administrative cost                   (689)      2,526       1,729









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



                                              March 24, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 2000



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 2000



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 2000
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 2000

















                            PDC 1996-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Years Ended December 31, 1999, 1998 and 1997

                            (With Independent Auditors' Report Thereon)

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheet - December 31, 1999 and 1998                            F-4
Statements of Operations -  Years Ended December 31, 1999, 1998
 and 1997                                                             F-5
Statements of Partners' Equity - Years Ended December 31, 1999,
 1998 and 1997                                                        F-6
Statements of Cash Flows -  Years Ended December 31, 1999, 1998
 and 1997                                                             F-7
Notes to Financial Statements                                         F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1996-D Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March   , 2000

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                          December 31, 1999 and 1998

      Assets                                           1999           1998

Current assets:
    Cash                                            $    2,017         6,712
    Accounts receivable - oil and gas revenues         205,111       225,131
      Total current assets                             207,128       231,843

Oil and gas properties,
    successful efforts method (Notes 3 and 5):       7,451,534     8,810,568
      Less accumulated depreciation, depletion,
       and amortization                              3,122,319     2,503,192
                                                     4,329,215     6,307,376

                                                   $ 4,536,343     6,539,219

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                               $    31,376        47,071
      Total current liabilities                         31,376        47,071

Partners' equity                                     4,504,967     6,492,148


                                                   $ 4,536,343     6,539,219


See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                 Years Ended December 31, 1999, 1998 and 1997

                                              1999         1998       1997

Revenues:
  Sales of oil and gas                   $1,060,772    1,575,520  1,456,234
  Interest income                             4,511        7,781      1,476
                                          1,065,283    1,583,301  1,457,710

Expenses (note 3):
  Lifting cost                              458,641      450,400    276,380
  Independent audit fee                       6,954        7,320      8,745
  Franchise taxes                             3,960        5,938      6,435
  Tax return preparation                     10,320       10,260     12,598
  Direct administrative cost                   (689)       2,526      1,729
  Independent engineering cost                     -       5,032     14,000
  Loss on impairment of oil and gas
   properties                             1,359,034    7,810,060       -
  Depreciation, depletion
    and amortization                        619,127    1,530,963    972,229
                                          2,457,347    9,822,499  1,292,116

    Net income (loss)                   $(1,392,064)  (8,239,198)   165,594


    Net income (loss) per
      limited and additional
      general partner unit              $    (1,456)      (8,414)       173

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

                  Years Ended December 31, 1999, 1998 and 1997


                             Limited
                             and additional     Managing
                             general partners   general partner    Total

Balance, December 31, 1996    $13,298,769         3,324,693     16,623,462

Net income                        132,475            33,119        165,594
Distributions to partners        (583,827)         (145,957)      (729,784)

 Balance, December 31, 1997    12,847,417         3,211,855     16,059,272

Net loss                       (6,437,161)       (1,802,037)    (8,239,198)
Distributions to partners      (1,216,538)         (111,388)    (1,327,926)

 Balance, December 31, 1998     5,193,718         1,298,430      6,492,148

Net loss                       (1,113,651)         (278,413)    (1,392,064)
Distributions to partners        (545,912)          (49,205)      (595,117)

 Balance, December 31, 1999   $ 3,534,155           970,812      4,504,967


See accompanying notes to financial statements.

                          PDC 1996-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                   Years Ended December 31, 1999, 1998 and 1997

                                                1999          1998         1997


Cash flows from operating activities:
      Net income (loss)                    $(1,392,064)   (8,239,198)     165,594
      Adjustments to reconcile net income
        (loss) to net cash provided from
        operating activities:
          Depreciation, depletion
           and amortization                    619,127     1,530,963      972,229
          Loss on impairment of oil
           and gas properties                1,359,034     7,810,060         -
          Changes in operating
            assets and liabilities:
            Decrease (increase) in accounts
             receivable - oil
             and gas revenues                   20,020       224,937     (450,068)
            (Decrease) increase
             in accrued expenses               (15,695)        5,120       24,785

            Net cash provided from
             operating activities              590,422     1,331,882      712,540


Cash flows from financing activities:
      Distributions to partners               (595,117)   (1,327,926)    (729,784)

            Net cash used by
             financing activities             (595,117)   (1,327,926)    (729,784)

Net (decrease) increase in cash                 (4,695)        3,956      (17,244)
Cash at beginning of period                      6,712         2,756       20,000
Cash at end of period                       $    2,017         6,712        2,756




See accompanying notes to financial statements.

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Notes to Financial Statements

               Years Ended December 31, 1999, 1998 and 1997


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

    Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright
      & Company, Inc., in 1998 and 1997 and by the Managing General Partners petroleum engineers in 1999. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

    The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1999 and 1998 the loss on impairment of oil and gas properties as reflected in the statement of operations amounted to $1,359,034 and $7,810,600, respectively.

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





                                                                 (Continued)
                                    F-8

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

    Derivatives and Hedging Activities

    The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

    As of December 31, 1999 and 1998, the Managing General Partner had futures contracts for the purchase of $4,318,000 and $1,120,300 of natural gas, respectively relating to the Managing General Partner and the Managing General Partner's various limited partnerships. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $350,000 at December 31, 1999 and $(105,400) at December 31, 1998.
      Realized gains and losses on these contracts are allocated to the Managing General Partner and the Managing General Partner's various limited partnerships.

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

                                    F-9

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

(3)   Transactions with Managing General Partner and Affiliates

      The Partnership's transactions with the Managing General Partner include charges for the following:

                                          Years Ended December 31,
                                        1999         1998         1997
        Lifting costs                 $458,641      450,400      276,380
        Tax return preparation          10,320       10,260       12,598
        Direct administrative cost        (689)       2,526        1,729

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

____________________

                                   F-10

                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

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

(5)    Costs Relating to Oil and Gas Activities

       The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                  December 31,
                                       1999         1998          1997

       Lease acquisition costs      $  535,823      535,823      535,823
       Intangible development costs 13,632,238   13,632,238   13,632,238
       Well equipment                2,452,567    2,452,567    2,452,567
       Impairment charge            (9,169,094)  (7,810,060)        -
                                   $ 7,451,534    8,810,568   16,620,628

       There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 1999, 1998 and 1997.

                                   F-11
                      PDC 1996-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
        purposes.   At December 31, 1999 and 1998, the income tax basis of
        the partnership's oil and gas properties was $1,764,354 and $2,224,628, respectively.

(7)   Supplemental Reserve Information (Unaudited)

      Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partners' petroleum engineers at December 31, 1999 and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1998 and 1997. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                       Natural gas
                                                          (mcf)
      Proved developed reserves as of
      December 31, 1996 (date of inception)                  -
      Extensions discoveries and other additions       13,201,335
      Production                                         (572,245)

      Proved developed reserves as of
      December 31, 1997                                12,629,090

      Revisions of previous estimates                  (3,412,559)
      Production                                         (656,385)

      Proved developed reserves as of
      December 31, 1998                                 8,560,146

      Revisions of previous estimates                  (3,098,005)
      Production                                         (483,641)

      Proved developed reserves as of
      December 31, 1999                                 4,978,500