Form 10-Q
period 2000-03-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2000-05-11
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2000

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2000 and December 31, 1999       1

           Statements of Operations -
            Three Months Ended March 31, 2000 and 1999                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 2000                          3

           Statements of Cash Flows-
            Three Months Ended March 31, 2000 and 1999                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7













                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2000 and December 31, 1999




  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                          $    2,017            2,017
  Accounts receivable - oil and gas revenues       182,120          205,111

           Total current assets                    184,137          207,128

Oil and gas properties, successful
 efforts method                                  7,451,534        7,451,534
      Less accumulated depreciation,
       depletion, and amortization               3,221,856        3,122,319
                                                 4,229,678        4,329,215

                                                $4,413,815        4,536,343


      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   24,035           31,376

           Total current liabilities                24,035           31,376


Partners' Equity                                 4,389,780        4,504,967

                                                $4,413,815        4,536,343

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                    2000           1999


Revenues:
    Sales of oil and gas                          $ 285,374      233,099
    Interest income                                    -           1,388
                                                    285,374      234,487

Expenses:
    Lifting cost                                    111,258      124,707
    Direct administration cost                         -               7
    Depreciation, depletion, and amortization        99,537      105,006
                                                    210,795      229,720

      Net income                                   $ 74,579        4,767

      Net income per limited and additional
        general partner unit                       $     78            5

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 2000
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1999        $3,534,155        970,812     4,504,967

Net income                            59,664         14,915        74,579
Distributions to partners           (151,814)       (37,952)     (189,766)

      Balance, March 31, 2000     $3,442,005        947,775     4,389,780

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                     2000            1999

Cash flows from operating activities:
  Net income                                      $ 74,579           4,767
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation, depletion, and
       amortization                                 99,537         105,006
      Changes in operating assets and
       liabilities:
      Decrease in accounts receivable -
       oil and gas revenues                         22,991          89,184
      Decrease in accounts payable                  (7,341)         (8,233)
          Net cash provided by
           operating activities                    189,766         190,724

Cash flow from financing activities:
  Distributions to partners                       (189,766)       (189,342)
           Net cash used by financing activities  (189,766)       (189,342)

Net change in cash                                    -              1,382
Cash at beginning of period                          2,017           6,712
Cash at end of period                            $   2,017           8,094

See accompanying notes to financial statements.
















                                      -4-
                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1999, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

         The Partnership had net working capital at March 31, 2000 of $160,102.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas increased 22.43% during the first quarter of 2000 compared to 1999 due to higher average sales prices of natural gas. While the Partnership experienced a modest net income of $74,579, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $189,766 to the partners during the first quarter of 2000.

    Year 2000 Issue

         PDC, who administers all aspects of the Partnership, experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

         PDC's expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



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


                                              PDC 1996-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 12, 2000                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 12, 2000                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer