Form 10-Q
period 2000-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 2000-07-27
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2000

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2000 and December 31, 1999        1

           Statements of Operations -
            Three and Six Months Ended June 30, 2000 and 1999          2

           Statement of Partners' Equity -
            Six Months Ended June 30, 2000                             3

           Statements of Cash Flows-
            Six Months Ended June 30, 2000 and 1999                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2000 and December 31, 1999



  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                         $     2,552           2,017
  Accounts receivable - oil and gas revenues       176,043         205,111

           Total current assets                    178,595         207,128

Oil and gas properties, successful
 efforts method                                  7,451,534       7,451,534
      Less accumulated depreciation,
       depletion, and amortization               3,325,071       3,122,319
                                                 4,126,463       4,329,215

                                                $4,305,058       4,536,343


      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   12,912          31,376

           Total current liabilities                12,912          31,376


Partners' Equity                                 4,292,146       4,504,967

                                                $4,305,058       4,536,343

See accompanying notes to financial statements.

                            PDC 1996-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 2000 and 1999
                                      (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            2000         1999          2000         1999


Revenues:
  Sales of oil and gas                     $283,352    $246,307      $568,726     $479,406
  Interest income                             2,438       1,144         2,438        2,532
                                            285,790     247,451       571,164      481,938

Expenses:
  Lifting costs                             124,711     102,236       235,969      226,943
  Direct administrative cost                    104          42           104           49
  Depreciation, depletion and
   amortization                             103,215     106,632       202,752      211,638
                                            228,030     208,910       438,825      438,630

     Net income                            $ 57,760    $ 38,541      $132,339     $ 43,308

     Net income per limited and
      additional general partner unit      $     60    $     40      $    138     $     45

See accompanying notes to financial statements.

                              PDC 1996-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 2000
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1999            $3,534,155     $  970,812         $4,504,967

Net income                               105,872         26,467            132,339
Distributions to partners               (276,129)       (69,031)          (345,160)

          Balance, June 30, 2000      $3,363,898     $  928,248         $4,292,146

See accompanying notes to financial statements.

                              PDC 1996-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 2000 and 1999
                                        (Unaudited)

                                                          2000           1999

Cash flows from operating activities:
          Net income                                   $132,339         43,308
          Adjustments to reconcile net
           income to net cash provided
           by operating activities:
              Depreciation, depletion,
                 and amortization                       202,752        211,638
              Changes in operating assets
                 and liabilities:
              Decrease in accounts
                  receivable - oil and gas revenues      29,068         57,990
              Decrease in accrued expenses              (18,464)       (21,428)
                  Net cash provided from
                   operating activities                 345,695        291,508

Cash flows from financing activities:
          Distributions to partners                    (345,160)      (298,101)
                 Net cash used by
                  financing activities                 (345,160)      (298,101)

Net change in cash                                          535         (6,593)
Cash at beginning of period                               2,017          6,712
Cash at end of period                                $    2,552            119

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

2.     Basis of Presentation

       The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

           The Partnership had net working capital at June 30, 2000 of $165,683.

           The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

       Results of Operations

       Three Months Ended June 30, 2000 Compared with 1999

           Natural gas sales increased approximately 15.0% during the second quarter of 2000 compared with the same period in 1999 due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $155,394 to the partners during the second quarter of 2000.

       Six Months Ended June 30, 2000 Compared with 1999

           Natural gas sales increased approximately 18.6% during the first six months of 2000 compared with the same period in 1999 primarily due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $345,160 to the partners during the first six months of 2000.

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

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



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


                                          PDC 1996-D Limited Partnership
                                                  (Registrant)

                                          By its Managing General Partner
                                          Petroleum Development Corporation




Date:  July 27, 2000                        /s/ Steven R. Williams
                                                Steven R. Williams
                                                   President


Date:  July 27, 2000                        /s/ Dale G. Rettinger
                                                Dale G. Rettinger
                                             Executive Vice President
                                                 and Treasurer