Form 10-K
period 2000-12-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2001-03-28
CIK 1031999

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

   Commission File Number  033-63635-04

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from         to

PDC 1996-D LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)
West Virginia	55-0751154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 East Main Street, Bridgeport, West Virginia 26330

Address of principal executive offices) (zip code)

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

Employees

     The Partnership has no employees, however, PDC has approximately 86 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from December 31, 1996 (date of inception) to March 15, 2001, of the Partnership which was conducted in the Continental United States.
	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Period Ended March 15, 2001	80	5	85	62.474	4.912	67.386

     The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of March 15, 2001.

Natural Gas Wells
Location	Gross	Net
Michigan	21	8.466
Pennsylvania	47	42.098
West Virginia	12	11.910
	____	______
Total	80	62.474

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Years Ended December 31,
	2000	1999	1998
Oil and Gas Sales	$1,103,647	1,060,772	1,575,520
Costs and Expenses	854,895	2,457,347	9,822,499
Net Income (loss )	253,429	(1,392,064)	(8,239,198)
Allocation of Net Income (loss):
Managing General Partner	50,686	(278,413)	(1,802,037)
Limited and Additional General Partners	202,743	(1,113,651)	(6,437,161)
Per Limited and Additional General Partner Unit	265	(1,456)	(8,414)
Total Assets	4,158,775	4,536,343	6,539,219
Distributions:
Managing General Partner	31,728	49,205	111,388
Limited and Additional General Partners	593,615	545,912	1,216,538

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

     The Partnership had net working capital at December 31, 2000 of $174,139.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2000 Compared to 1999

      Oil and gas sales increased 4.04% in 2000 compared to 1999 as a result of an increase in average gas prices offset in part by lower sales volumes of natural gas. Cash distributions increased from $595,117 in 1999 to $625,343 in 2000.

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

New Accounting Standards

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership is required to adopt the provisions of SFAS 133/138 effective January 1, 2001. On adoption, the provisions of SFAS No. 133/138 must be applied prospectively. The natural gas futures and options discussed in the Summary of Significant Accounting Policies under Derivatives and Financial Instruments are derivatives pursuant to SFAS 133/138. The Partnership's derivatives will be treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(804,251) on December 31, 2000. On January 1, 2001, the Partnership will record this estimated fair value as a liability with a corresponding adjustment to accumulated other comprehensive income (AOCI).

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 2000, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 186,998 dt of natural gas with a weighted average price of $3.82 dt resulting in a total contract amount of $557,347, and a fair market value of $(721,286). Open option contracts maturing in 2001 are for the sale of 249,331 dt with a weighted average floor price of $3.68 dt and a fair value of $(82,965).

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2000, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the years listed below:

	Years Ended December 31,
	2000	1999	1998
Lifting costs	$460,375	458,641	450,400
Tax return preparation	10,250	10,320	10,260
Direct administrative cost	2,618	(689)	2,526

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

March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 26, 2001

/s/ Steven R. Williams Steven R. Williams	President and Director	March 26, 2001

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 26, 2001

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 26, 2001

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2000, 1999 and 1998

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1996-D Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Pittsburgh, Pennsylvania

March 26, 2001

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2000 and 1999

Assets	2000	1999
Current assets:
Cash	$ 4,732	2,017
Accounts receivable - oil and gas revenues	195,129	205,111
Total current assets	199,861	207,128

Oil and gas properties, successful efforts method (Notes 3 and 5):	7,451,534	7,451,534
Less accumulated depreciation, depletion, and amortization	3,492,620	3,122,319
	3,958,914	4,329,215

	$4,158,775	4,536,343

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 25,722	31,376
Total current liabilities	25,722	31,376

Partners' equity	4,133,053	4,504,967

	$4,158,775	4,536,343

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Revenues:
Sales of oil and gas	$ 1,103,647	1,060,772	1,575,520
Interest income	4,677	4,511	7,781
	1,108,324	1,065,283	1,583,301

Expenses (note 3):
Lifting cost	460,375	458,641	450,400
Independent audit fee	7,163	6,954	7,320
Franchise taxes	4,188	3,960	5,938
Tax return preparation	10,250	10,320	10,260
Direct administrative cost	2,618	(689)	2,526
Independent engineering cost	-	-	5,032
Loss on impairment of oil and gas properties	-	1,359,034	7,810,060
Depreciation, depletion and amortization	370,301	619,127	1,530,963

	854,895	2,457,347	9,822,499

Net income (loss)	$ 253,429	(1,392,064)	(8,239,198)

Net income (loss) per limited and additional general partner unit	$ 265	(1,456)	(8,414)

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Years Ended December 31, 2000, 1999 and 1998

	Limited and additional general partners	Managing general partner	Total

Balance, December 31, 1997	$12,847,417	3,211,855	16,059,272

Net loss	(6,437,161)	(1,802,037)	(8,239,198)
Distributions to partners	(1,216,538)	(111,388)	(1,327,926)

Balance, December 31, 1998	5,193,718	1,298,430	6,492,148

Net loss	(1,113,651)	(278,413)	(1,392,064)
Distributions to partners	(545,912)	(49,205)	(595,117)

Balance, December 31, 1999	3,534,155	970,812	4,504,967

Net income	202,743	50,686	253,429
Distributions to partners	(593,615)	(31,728)	(625,343)

Balance, December 31, 2000	$ 3,143,283	989,770	4,133,053

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2000, 1999 and 1998
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 253,429	(1,392,064)	(8,239,198)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	370,301	619,127	1,530,963
Loss on impairment of oil and gas properties	-	1,359,034	7,810,060
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	9,982	20,020	224,937
(Decrease) increase in accrued expenses	(5,654)	(15,695)	5,120
Net cash provided from operating activities	628,058	590,422	1,331,882

Cash flows from financing activities:
Distributions to partners	(625,343)	(595,117)	(1,327,926)

Net cash used by financing activities	(625,343)	(595,117)	(1,327,926)

Net increase (decrease) in cash	2,715	(4,695)	3,956
Cash at beginning of period	2,017	6,712	2,756
Cash at end of period	$ 4,732	2,017	6,712

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2000, 1999 and 1998

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

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year-end by an independent petroleum engineer, Wright & Company, Inc., in 1998 and by the Managing General Partner's petroleum engineers in 1999 and 2000. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 2000, 1999 and 1998 the loss on impairment of oil and gas properties as reflected in the statement of operations amounted to $0, $1,359,034 and $7,810,600, respectively.

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

     Derivatives Financial Instruments

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

     As of December 31, 2000 the Partnership had futures contracts for the sale of 186,998 dt of natural gas and option contracts for the sale of 249,331 dt of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received (paid) upon termination of the contracts, based on market quotes, was a fair value of $(804,251). Gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

New Accounting Standards

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership is required to adopt the provisions of SFAS 133/138 effective January 1, 2001. On adoption, the provisions of SFAS No. 133/138 must be applied prospectively. The natural gas futures and options discussed in the Summary of Significant Accounting Policies under Derivatives and Financial Instruments are derivatives pursuant to SFAS 133/138. The Partnership's derivatives will be treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(804,251) on December 31, 2000. On January 1, 2001, the Partnership will record this estimated fair value as a liability with a corresponding adjustment to accumulated other comprehensive income (AOCI).

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(3)     Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include charges for the following:

	Years Ended December 31,
	2000	1999	1998
Lifting costs	$460,375	458,641	450,400
Tax return preparation	10,250	10,320	10,260
Direct administrative cost	2,618	(689)	2,526

(4)  Allocation

     The following table summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.
	Investor Partners	Managing General Partner
Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Undeveloped Lease Costs	0%	100%
Drilling and Completion Costs	80%	20%
Tangible Equipment	0%	100%
Intangible Drilling and Development Costs	100%	0%
Operating Costs(2)	80%	20%
Direct Costs(3)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production(4)	80%	20%
Sale of Productive Properties(5)	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

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

     (6)  In accordance with the repurchase provision of the partnership prospectus, PDC repurchases units from the investing partners which is entirely voluntary on the part of the partners. During 2000 PDC purchased a total of 11.50 units of partnership interest for a total ownership of 11.50 units as of December 31, 2000 which represents a 1.12% ownership of the Investor Partners share of limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:
	December 31,
	2000	1999	1998
Lease acquisition costs	$ 535,823	535,823	535,823
Intangible development costs	13,632,238	13,632,238	13,632,238
Well equipment	2,452,567	2,452,567	2,452,567
Impairment charge	(9,169,094)	(9,169,094)	(7,810,060)
	$7,451,534	7,451,534	8,810,568

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998.

(6)  Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2000 and 1999, the income tax basis of the partnership's oil and gas properties was $1,519,216 and $1,764,354, respectively.

(7)  Supplemental Reserve Information (Unaudited)

     Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineers at December 31, 2000 and 1999 and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1998. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

Natural gas (mcf)
Proved developed reserves as of December 31, 1997	12,629,090

Revisions of previous estimates	(3,412,559)
Production	(656,385)

Proved developed reserves as of December 31, 1998	8,560,146

Revisions of previous estimates	(3,098,005)
Production	(483,641)

Proved developed reserves as of
December 31, 1999	4,978,500

Revisions of previous estimates	593,473
Production	(413,073)

Proved developed reserves as of December 31, 2000	5,158,900