Form 10-Q
period 2001-03-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2001-05-15
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2001 (unaudited)
            and December 31, 2000                                      1

           Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited)     2

           Statement of Partners' Equity and Comprehensive Income -
            Three Months Ended March 31, 2001 (unaudited)              3

           Statements of Cash Flows-
            Three Months Ended March 31, 2001 and 2000 (unaudited)     4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosures About Market
           Rate Risk                                                   7

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                          $   47,992            4,732
  Accounts receivable - oil and gas revenues       292,698          195,129
           Total current assets                    340,690          199,861

Oil and gas properties, successful
 efforts method                                  7,451,534        7,451,534
      Less accumulated depreciation,
       depletion and amortization                3,581,875        3,492,620
                                                 3,869,659        3,958,914

                                                $4,210,349        4,158,775


           Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $  170,826           25,722
  Due to PDC                                        42,000              -
           Total current liabilities               212,826           25,722


Partners' Equity                                 3,997,523        4,133,053

                                                $4,210,349        4,158,775

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                    2001           2000


Revenues:
    Sales of oil and gas                         $ 368,920        285,374
    Interest income                                  1,356           -
                                                   370,276        285,374

Expenses:
    Lifting cost                                   127,555        111,258
    Direct administration cost                          96           -
    Depreciation, depletion and amortization        89,255         99,537
                                                   216,906        210,795

      Net income                                 $ 153,370         74,579

      Net income per limited and additional
        general partner unit                     $     160             78


See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

            Statement of Partners' Equity and Comprehensive Income

                       Three months ended March 31, 2001
                                  (Unaudited)


                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income         Total

Balance, December 31, 2000   $3,143,278     989,775          -     4,133,053

Distributions to partners      (152,138)    (38,034)         -      (190,172)

Comprehensive income:
 Net income                     122,696      30,674                  153,370
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                        (804,251)
 Change in fair value of out-
  standing hedging positions                              409,854
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                  295,669
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                  (98,728)   (98,728)
Comprehensive income                                                  54,642


Balance, March 31, 2001      $3,113,836     982,415       (98,728) 3,997,523

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                     2001            2000

Cash flows from operating activities:
  Net income                                      $153,370          74,579
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation, depletion and
       amortization                                 89,255          99,537
      Changes in operating assets and
       liabilities:
      (Increase) decrease in accounts receivable -
       oil and gas revenues                        (97,569)         22,991
      Increase (decrease) in accounts payable       46,376          (7,341)
      Increase in due to PDC                        42,000            -
          Net cash provided by
           operating activities                    233,432         189,766

Cash flow from financing activities:
  Distributions to partners                       (190,172)       (189,766)
           Net cash used by financing activities  (190,172)       (189,766)

Net change in cash                                  43,260            -
Cash at beginning of period                          4,732           2,017
Cash at end of period                            $  47,992           2,017

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by the Managing General Partner's independent petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

4.  Derivative Instruments and Hedging Activities

    The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from its integrated natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of ($98,728) on March 31, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($804,251) which was recorded in accumulated other comprehensive income (AOCI). During the quarter ended March 31, 2001, the Partnership reclassified $295,669 from AOCI into oil and gas sales relating to the transition adjustment included in AOCI on January 1, 2001.

    Changes in fair value related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recorded in AOCI and subsequently recognized in income when the underlying hedged transaction occurs. In order for the contracts to qualify as a hedge, there must be sufficient hedging effectiveness. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001.

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

         The Partnership had net working capital at March 31, 2001 of $127,864.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas increased 29.28% during the first quarter of 2001 compared to 2000 due to higher average sales prices of natural gas. While the Partnership experienced a modest net income of $153,370, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $190,172 to the partners during the first quarter of 2001.

Item 3.  Quantitative and Qualititive Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 50,517 dt of natural gas with a weighted average price of $4.05 dt resulting in a total contract amount of $204,510, and a fair market value of ($98,728). Open option contracts maturing in 2001 are for the sale of 137,519 dt with a weighted average floor price of $3.75 dt.

                                                                CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.



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


                                              PDC 1996-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 2001                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 2001                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer