Form 10-Q
period 2001-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 2001-08-14
CIK 1031999

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                      1

           Statements of Operations -
            Three and Six Months Ended
            June 30, 2001 and 2000 (unaudited)                         2

           Statement of Partners' Equity and Comprehensive Income -
            Six Months Ended June 30, 2001 (unaudited)                 3

           Statements of Cash Flows-
            Six Months Ended June 30, 2001 and 2000 (unaudited)        4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualitative Disclosures About Market
           Rate Risk                                                   7

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                          $    1,101            4,732
  Accounts receivable - oil and gas revenues       297,104          195,129
           Total current assets                    298,205          199,861

Oil and gas properties, successful
 efforts method                                  7,451,534        7,451,534
      Less accumulated depreciation,
       depletion and amortization                3,675,596        3,492,620
                                                 3,775,938        3,958,914

                                                $4,074,143        4,158,775


           Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $   42,805           25,722
           Total current liabilities                42,805           25,722


Partners' Equity                                 4,031,338        4,133,053

                                                $4,074,143        4,158,775

See accompanying notes to financial statements.

                            PDC 1996-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 2001 and 2000
                                      (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            2001         2000          2001         2000


Revenues:
  Sales of oil and gas                     $421,255    $283,352      $790,175     $568,726
  Interest income                             1,064       2,438         2,420        2,438
                                            422,319     285,790       792,595      571,164

Expenses:
  Lifting costs                             138,286     124,711       265,841      235,969
  Direct administrative cost                     55         104           151          104
  Depreciation, depletion and
   amortization                              93,721     103,215       182,976      202,752
                                            232,062     228,030       448,968      438,825

     Net income                            $190,257    $ 57,760      $343,627     $132,339

     Net income per limited and
      additional general partner unit      $    199    $     60      $    359     $    138

See accompanying notes to financial statements.

                              PDC 1996-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                  Statement of Partners' Equity and Comprehensive Income

                              Six months ended June 30, 2001
                                        (Unaudited)



                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income         Total

Balance, December 31, 2000   $3,143,278     989,775          -     4,133,053

Distributions to partners      (371,920)    (82,989)         -      (454,909)

Comprehensive income:
 Net income                     274,901      68,725                  343,626
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                        (804,251)
 Change in fair value of out-
  standing hedging positions                              547,824
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                  265,995
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                    9,568      9,568
Comprehensive income                                                 353,194


Balance, June 30, 2001       $3,046,259     975,511         9,568  4,031,338

See accompanying notes to financial statements.

                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                    Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                     2001            2000

Cash flows from operating activities:
  Net income                                      $343,627         132,339
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation, depletion and
       amortization                                 182,976        202,752
    Changes in operating assets and
       liabilities:
      (Increase) decrease in accounts receivable -
       oil and gas revenues                        (92,407)         29,068
      Increase (decrease) in accounts payable       17,082         (18,464)
          Net cash provided by
           operating activities                    451,278         345,695

Cash flow from financing activities:
  Distributions to partners                       (454,909)       (345,160)
           Net cash used by financing activities  (454,909)       (345,160)

Net change in cash                                  (3,631)            535
Cash at beginning of period                          4,732           2,017
Cash at end of period                            $   1,101           2,552

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


















                                      -5-

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

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $9,568 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($804,251) which was recorded in accumulated other comprehensive income (AOCI). During the three and six months ended June 30, 2001, the Partnership reclassified ($29,674) and $265,995, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the second time in the second quarter of 2001. Other Comprehensive Income was $108,296 and $9,568 for the three and six months ended June 30, 2001, respectively.

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

         The Partnership had net working capital at June 30, 2001 of $255,400.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended June 30, 2001 Compared with 2000

         Natural gas sales increased approximately 48.7% during the second quarter of 2001 compared with the same period in 2000 due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $264,737 to the partners during the second quarter of 2001.

    Six Months Ended June 30, 2001 Compared with 2000

         Natural gas sales increased approximately 38.9% during the first six months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $454,909 to the partners during the first six months of 2001.


                                      -7-
                        PDC 1996-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

Item 3.  Quantitative and Qualitative Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 24,428 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $96,229, and a fair market value of $9,568. Open option contracts maturing in 2001 are for the sale of 75,998 dt with a weighted average floor price of $3.75 dt.

































                                      -8-

                                                                CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                            PDC 1996-D Limited Partnership
                                                    (Registrant)

                                            By its Managing General Partner
                                            Petroleum Development Corporation




Date:  August 14, 2001                        /s/ Steven R. Williams
                                                  Steven R. Williams
                                                     President


Date:  August 14, 2001                        /s/ Dale G. Rettinger
                                                  Dale G. Rettinger
                                               Executive Vice President
                                                   and Treasurer