Form 10-Q
period 2001-09-30
PDC 1996-D LIMITED PARTNERSHIP
filed 2001-11-13
CIK 1031999

CONFORMED COPY





	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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



	PDC 1996-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION	Page No.

	Item 1.  Financial Statements

		Balance Sheets - September 30, 2001 (unaudited)
		 and December 31, 2000							1

		Statements of Operations -
		 Three and Nine Months Ended
		 September 30, 2001 and 2000 (unaudited)				2

		Statement of Partners' Equity and Comprehensive Income -
		 Nine Months Ended September 30, 2001 (unaudited)		3

		Statements of Cash Flows-
		 Nine Months Ended September 30, 2001 and 2000 (unaudited)	4

		Notes to Financial Statements						5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations					7

	Item 3.	Quantitative and Qualitative Disclosures About Market
		Rate Risk									8

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings							9

	Item 6.	Exhibits and Reports on Form 8-K				9













	PDC 1996-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30, 2001 and December 31, 2000




		Assets
									2001    	2000
			                                (Unaudited)

Current assets:
	Cash                          		   $    2,037      4,732
	Accounts receivable - oil and gas revenues  	206,620    195,129
	  	Total current assets			      208,657    199,861

Oil and gas properties, successful
 efforts method						    7,451,534  7,451,534
      Less accumulated depreciation,
	     depletion and amortization		    3,763,548  3,492,620
								    3,687,986  3,958,914

					  			   $3,896,643  4,158,775


		Current Liabilities and Partners' Equity

Current liabilities:
	Accrued expenses                     	  $   17,313 	25,722
			Total current liabilities		17,313 	25,722


Partners' Equity						   3,879,330   4,133,053

								  $3,896,643   4,158,775

See accompanying notes to financial statements.

               PDC 1996-D LIMITED PARTNERSHIP
             (A West Virginia Limited Partnership)

                    Statements of Operations

Three Months and Nine Months ended September 30, 2001 and 2000
(Unaudited)


							   	Three Months Ended 	Nine Months Ended
						 		    September 30,   	  September 30,
								  2001   	  2000  	   2001  	  2000


Revenues:
	Sales of oil and gas				$347,779	$319,022	$1,137,954	$887,748
	Interest income	    				     998 	   1,097	     3,418	   3,535
					 			 348,777	 320,119	 1,141,372	 891,283

Expenses:
	Lifting costs					 132,781	 126,518	   398,622	 362,487
	Direct administrative cost	 			61		39		 212	     143
	Depreciation, depletion and
	 amortization	 				  87,952	 103,816	   270,928	 306,568
					 			 220,794	 230,373	   669,762	 669,198

		Net income 					$127,983	$ 89,746	$  471,610	$222,085

		Net income per limited and
		 additional general partner unit	$    134	$    111	$     493	$    249

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Nine months ended September 30, 2001
(Unaudited)


								Limited and		Accumulated
								additional	Managing	other
								general	general 	Comprehensive
								partners	partner 	Income	  Total

Balance, December 31, 2000				$3,143,278 	    989,775 	-     4,133,053

Distributions to partners	  			  (613,917)	  (124,546)  	-      (738,463)

Comprehensive income:
 Net income							   377,288 	    94,322 		 	  471,610
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001										(804,251)
 Change in fair value of out-
  standing hedging positions								 570,344
 Less reclassification
  adjustments for settled
  contracts included in net
  income			 								 247,037
 Closing balance of accumulated
  net gain on cash flow
  hedges											  13,130  	   13,130
Comprehensive income	          	          	          	 				  484,740


Balance, September 30, 2001				$2,906,649 	   959,551 	  13,130  	3,879,330

See accompanying notes to financial statements.

			PDC 1996-D LIMITED PARTNERSHIP
		(A West Virginia Limited Partnership)

			Statements of Cash Flows

	Nine months ended September 30, 2001 and 2000
	(Unaudited)


										  2001  	 2000

Cash flows from operating activities:
	Net income								$471,610 	 222,085
	Adjustments to reconcile net income
	 to net cash provided from operating activities:
	    Depreciation, depletion and
	     amortization	 						 270,928	 306,568
    Changes in operating assets and
	     liabilities:
	    Decrease in accounts receivable -
	     oil and gas revenues	  				   1,639 	  39,939
	    Decrease in accounts payable	 			  (8,409)	 (24,859)
	        Net cash provided from
		operating activities	 				 735,768 	 543,733

Cash flow from financing activities:
	Distributions to partners					(738,463)	(542,138)
		Net cash used in financing activities		(738,463)	(542,138)

Net change in cash							  (2,695)	   1,595
Cash at beginning of period	   					   4,732 	   2,017
Cash at end of period							$  2,037 	   3,612

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

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138.
The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $13,130 on September 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($804,251) which was recorded in accumulated other comprehensive income (AOCI). During the three and nine months ended September 30, 2001, the Partnership reclassified ($18,958) and $247,037, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $3,562 and $13,130 for the three and nine months ended September 30, 2001, respectively.

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

		The Partnership had net working capital at September 30, 2001 of $191,344.

		The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

	Results of Operations

	Three Months Ended September 30, 2001 Compared with 2000

		Natural gas sales increased approximately 9.0% during the third quarter of 2001 compared with the same period in 2000 due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $283,554 to the partners during the third quarter of 2001.

	Nine Months Ended September 30, 2001 Compared with 2000

		Natural gas sales increased approximately 28.2% during the first nine months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $738,463 to the partners during the first nine months of 2001.

	PDC 1996-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Notes to Financial Statements
	(Unaudited)

New Accounting Standard

	In June, 2001, the Financial Accounting Board Issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.


Item 3.	Quantitative and Qualitative Disclosure About Market Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes
    commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts.
    These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 8,006 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $27,782. Open option contracts maturing in 2001 are for the sale of 18,681 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both the future contracts and the options is $13,130 as of September 30, 2001.

	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the
		    quarter ended	September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 1996-D Limited Partnership
				        (Registrant)

 				By its Managing General Partner
				Petroleum Development Corporation




Date:  November 13, 2001	  /s/ Steven R. Williams
					      Steven R. Williams
					         President


Date:  November 13, 2001	  /s/ Dale G. Rettinger
  				      	Dale G. Rettinger
				   		Executive Vice President
				      	 and Treasurer