Form 10-Q
period 2002-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 2002-08-12
CIK 1031999

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 2002

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 3,008	2,833
Accounts receivable - oil and gas revenues	144,863	144,728
Total current assets	147,871	147,561

Oil and gas properties, successful efforts method	6,932,053	6,932,053
Less accumulated depreciation, depletion
and amortization	4,016,501	3,883,208
	2,915,552	3,048,845

	$3,063,423	3,196,406

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 30,952	27,114
Total current liabilities	30,952	27,114

Partners' Equity	3,032,471	3,169,292

	$3,063,423	3,196,406

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three Months and Six Months ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$ 213,489	421,255	377,604	790,175
Interest income	-	1,064	272	2,420
	213,489	422,319	377,876	792,595
Expenses:
Lifting cost	128,377	138,286	257,452	265,841
Direct administration cost	30	55	96	151
Depreciation, depletion, and amortization	66,647	93,721	133,293	182,976
	195,054	232,062	390,841	448,968

Net income (loss)	$ 18,435	190,257	(12,965)	343,627

Net income (loss) per limited and additional
general partner unit	$ 19	199	(14)	359

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Six months ended June 30, 2002

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$2,256,550	912,742	-	3,169,292

Distributions to partners	(104,205)	(26,051)	-	(130,256)

Comprehensive loss:
Net loss	(10,372)	(2,593)	-	(12,965)
Change in fair value of outstanding hedging positions			6,400
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive income			6,400	6,400
Comprehensive loss				(6,565)

Balance, June 30, 2002	$ 2,141,973	884,098	6,400	3,032,471

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(12,965)	343,627
Adjustments to reconcile net (loss) income to net cash
provided from operating activities:
Depreciation, depletion and amortization	133,293	182,976
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,343	(92,407)
(Decrease) increase in accrued expenses	(7,240)	17,082
Net cash provided from operating activities	130,431	451,278

Cash flows from financing activities:
Distributions to partners	(130,256)	(454,909)
Net cash used by financing activities	(130,256)	(454,909)

Net increase (decrease) in cash	175	(3,631)
Cash at beginning of period	2,833	4,732
Cash at end of period	$ 3,008	1,101

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4. Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

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

The Partnership had net working capital at June 30, 2002 of $116,919.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three Months Ended June 30, 2002 Compared with 2001

Sales of oil and gas decreased 49.3% during the second quarter of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net loss of $18,435, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $42,420 to the partners during the second quarter of 2002.

Six Months Ended June 30, 2002 Compared with 2001

Natural gas sales decreased approximately 52.2% during the first six months of 2002 compared with the same period in 2001 primarily due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net loss of $12,965, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $130,256 to the partners during the first six months of 2002.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $3 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through March of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the period from July 2002 to October 2002 the Partnership has floors in place at $2.85 on 15,697 Mmbtu of monthly production and ceilings in place in a range from $3.70 to $3.80 on 7,848 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors in place in a range from $3.40 to $3.70 on 7,848 Mmbtu of monthly production and ceilings in place in a range from $3.75 to $4.20 on 3,924 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2002 is $6,400.

As of June 30, 2002 the Partnership had option contracts for the sale of 51,015 dt of natural gas with an average ceiling price of $3.88 and for the sale of 102,030 dt of natural gas with an average floor price of $3.12.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

           (b) No reports on Form 8-K have been filed during the quarter ended

               June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1996-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 9, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: August 9, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer