Form 10-Q
period 2003-06-30
PDC 1996-D LIMITED PARTNERSHIP
filed 2003-08-07
CIK 1031999

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 3,415	3,352
Accounts receivable - oil and gas revenues	216,068	144,773
Total current assets	219,483	148,125

Oil and gas properties, successful efforts method	6,952,955	6,932,053
Less accumulated depreciation, depletion
and amortization	4,223,593	4,104,822
	2,729,362	2,827,231

	$ 2,948,845	2,975,356

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 71,619	69,986
Total current liabilities	71,619	69,986

Asset retirement obligation	30,094	-

Partners' Equity	2,847,132	2,905,370

	$2,948,845	2,975,356

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

Three Months Ended Six Months Ended

June 30, June 30,

	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$ 352,768	213,489	676,663	377,604
Interest income	142	-	275	272
	352,910	213,489	676,938	377,876
Expenses:
Lifting cost	133,611	128,377	257,912	257,452
Direct administration cost	-	30	514	96
Depreciation, depletion, and amortization	58,685	66,647	106,395	133,293
	192,296	195,054	364,821	390,841
Income (loss) before cumulative effect of accounting change	160,614	18,435	312,117	(12,965)

Cumulative effect of accounting change	-	-	(21,123)	-

Net income (loss) after cumulative effect of accounting change	$ 160,614	18,435	290,994	(12,965)

Net income (loss) per limited and additional general partner unit	$ 168	19	304	(14)

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$2,033,273	905,675	(33,578)	2,905,370

Distributions to partners	(270,393)	(67,598)	-	(337,991)

Comprehensive income:
Net income	232,795	58,199	-	290,994
Change in fair value of outstanding hedging positions			(22,622)
Less reclassification adjustments for settled contracts included in net income			11,381
Other comprehensive income			(11,241)	(11,241)
Comprehensive income				279,753

Balance, June 30, 2003	$ 1,995,675	896,276	(44,819)	2,847,132

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$290,994	(12,965)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation, depletion and amortization	106,395	133,293
Cumulative effect of accounting change	21,123	-
Accretion of asset retirement obligation	445	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(69,223)	17,343
Decrease in accounts payable	(11,680)	(7,240)
Net cash provided from operating activities	338,054	130,431

Cash flows from financing activities:
Distributions to partners	(337,991)	(130,256)
Net cash used by financing activities	(337,991)	(130,256)

Net increase in cash	63	175
Cash at beginning of period	3,352	2,833
Cash at end of period	$ 3,415	3,008

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas is recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 1996 with initial Limited and Additional General Partner contributions of $15,301,726 and the Managing General Partner's cash contribution of $3,328,126 in accordance with the Agreement. After payment of syndication costs of $1,606,681 and a one-time management fee to the Managing General Partner of $382,543 the Partnership had available cash of $16,640,628 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1997. Eighty-four wells have been drilled of which seventy-nine have been completed as producing wells.

The Partnership had net working capital at June 30, 2003 of $147,864.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $352,768 compared to $213,489 for the three months ended June 30, 2002, an increase of $139,279 or 65.2%. The volume of natural gas sold for the three months ended June 30, 2003, was 73,878 Mcf at an average sales price of $4.78 per Mcf compared to 73,518 Mcf at an average price of $2.90 per Mcf for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.81 per Mcf compared to $1.75 per Mcf for the three months ended June 30, 2002. While the Partnership experienced a net income of $160,614, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $215,580 to the partners for the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $676,663 compared to $377,604 for the six months ended June 30, 2002, an increase of $299,059 or 79.2%. The volume of natural gas sold for the six months ended June 30, 2003, was 133,945 Mcf at an average sales price of $5.05 per Mcf compared to 146,463 Mcf at an average price of $2.58 per Mcf for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $1.93 per Mcf compared to $1.76 per Mcf for the six months ended June 30, 2002. While the Partnership experienced a net income of $290,994, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $337,991 to the partners for the six months ending June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

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

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place in a range from $3.40 to $4.65 on 22,894 Mmbtu of monthly production and ceilings in place in a range from $3.80 to $5.40 on 11,713 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place in a range from $4.20 to $4.45 on 7,454 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 3,727 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2003 is $(44,819).

As of June 30, 2003 the Partnership had option contracts for the sale of 65,488 Mmbtu of natural gas with an average ceiling price of $4.96 and for the sale of 128,846 Mmbtu of natural gas with an average floor price of $4.18.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1996-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer