Form 10-Q
period 2003-09-30
PDC 1996-D LIMITED PARTNERSHIP
filed 2003-11-14
CIK 1031999

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2003

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 3,671	3,352
Accounts receivable - oil and gas revenues	226,013	144,773
Total current assets	229,684	148,125

Oil and gas properties, successful efforts method	6,952,955	6,932,053
Less accumulated depreciation, depletion
and amortization	4,278,027	4,104,822
	2,674,928	2,827,231

	$ 2,904,612	2,975,356

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 25,788	69,986
Total current liabilities	25,788	69,986

Asset retirement obligation	30,094	-

Partners' Equity	2,848,730	2,905,370

	$2,904,612	2,975,356

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Nine Months ended September 30, 2003 and 2002

(Unaudited)

Three Months Ended Nine Months Ended

September 30, September 30,

	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$ 427,309	255,641	1,103,972	633,245
Interest income	114	321	389	593
	427,423	255,962	1,104,361	633,838
Expenses:
Lifting cost	124,978	129,264	382,890	386,716
Direct administration cost	-	127	514	223
Depreciation, depletion, and amortization	54,434	64,341	160,829	197,634
	179,412	193,732	544,233	584,573
Income before cumulative effect of accounting change	248,011	62,230	560,128	49,265

Cumulative effect of accounting change	-	-	(21,123)	-

Net income after cumulative effect of accounting change	$ 248,011	62,230	539,005	49,265

Net income per limited and additional general partner unit	$ 260	66	564	52

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine months ended September 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$2,033,273	905,675	(33,578)	2,905,370

Distributions to partners	(512,314)	(112,804)	-	(625,118)

Comprehensive income:
Net income	431,204	107,801	-	539,005
Change in fair value of outstanding hedging positions			23,322
Less reclassification adjustments for settled contracts included in net income			6,151
Other comprehensive income			29,473	29,473
Comprehensive income				568,478

Balance, September 30, 2003	$ 1,952,163	900,672	(4,105)	2,848,730

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Nine Months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$539,005	49,265
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	160,829	197,634
Cumulative effect of accounting change	21,123	-
Accretion of asset retirement obligation	445	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(80,538)	24,791
Decrease in accounts payable	(15,427)	(13,521)
Net cash provided from operating activities	625,437	258,169

Cash flows from financing activities:
Distributions to partners	(625,118)	(257,801)
Net cash used by financing activities	(625,118)	(257,801)

Net increase in cash	319	368
Cash at beginning of period	3,352	2,833
Cash at end of period	$ 3,671	3,201

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

The Partnership had net working capital at September 30, 2003 of $203,896.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended September 30, 2003 compared with September 30, 2002

Oil and gas sales for the three months ended September 30, 2003 were $427,309 compared to $255,641 for the three months ended September 30, 2002, an increase of $171,668 or 67.2%. The volume of natural gas sold for the three months ended September 30, 2003, was 68,416 Mcf at an average sales price of $6.25 per Mcf compared to 70,351 Mcf at an average price of $3.63 per Mcf for the three months ended September 30, 2002. The Lifting cost for the three months ended September 30, 2003 was $1.83 per Mcf compared to $1.83 per Mcf for the three months ended September 30, 2002. While the Partnership experienced a net income of $248,011, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $287,127 to the partners for the three months ending September 30, 2003.

Nine months ended September 30, 2003 compared with September 30, 2002

Oil and gas sales for the nine months ended September 30, 2003 were $1,103,972 compared to $633,245 for the nine months ended September 30, 2002, an increase of $470,727 or 74.3%. The volume of natural gas sold for the nine months ended September 30, 2003, was 202,361 Mcf at an average sales price of $5.45 per Mcf compared to 216,814 Mcf at an average price of $2.92 per Mcf for the nine months ended September 30, 2002. The Lifting cost for the nine months ended September 30, 2003 was $1.89 per Mcf compared to $1.78 per Mcf for the nine months ended September 30, 2002. While the Partnership experienced a net income of $539,005, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $625,118 to the partners for the nine months ending September 30, 2003.

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Revenue Recognition. Sales of natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for the remainder of the year although natural gas storage levels are near normal levels following a period when storage levels had been at a five-year low. The Partnership believes this situation creates the possibility of both periods of low prices and continued high prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the month of October 2003, the Partnership has floors in place in a range from $3.40 to $4.25 on 22,508 Mmbtu of monthly production and ceilings in place in a range from $3.80 to $5.30 on 11,516 Mmbtu of monthly production. For the period November 2003 through March 2004, the Partnership has floors in place in a range from $4.20 to $4.45 on 7,328 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 3,664 Mmbtu of monthly production.

As of September 30, 2003 the Partnership had option contracts for the sale of 18,321 Mmbtu of natural gas with an average ceiling price of $5.23 and for the sale of 36,641 Mmbtu of natural gas with an average floor price of $4.34. The fair value of all floors and ceilings as of September 30, 2003 is $(4,105).

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter.

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

                September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1996-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 12, 2003	/s/ James N. Ryan James N. Ryan Chief Executive Officer

Date: November 12, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: November 12, 2003	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer