Form 10-Q
period 2004-03-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2004-05-14
CIK 1031999

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2004

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 3,889	3,789
Accounts receivable - oil and gas revenues	197,189	150,105
Total current assets	201,078	153,894

Oil and gas properties, successful efforts method	6,952,955	6,952,955
Less accumulated depreciation, depletion
and amortization	4,370,676	4,325,103
	2,582,279	2,627,852

	$ 2,783,357	2,781,746

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 51,738	44,086
Total current liabilities	51,738	44,086

Asset retirement obligations	31,428	31,428

Partners' Equity	2,700,191	2,706,232

	$2,783,357	2,781,746

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003	2002
Revenues:
Sales of oil and gas	$ 327,274	323,895	633,245
Interest income	101	133	593
	327,375	324,028	633,838
Expenses:
Lifting cost	127,836	124,301	386,716
Direct administration cost	-	514	223
Depreciation, depletion, and amortization	45,573	47,710	197,634
	173,409	172,525	584,573
Net income before cumulative effect of change in accounting principle	153,966	151,503	49,265

Cumulative effect of change in accounting principle	-	(21,123)	-

Net income	$ 153,966	130,380	49,265
Net income per limited partner unit before cumulative effect of change in accounting principle	$ 161	158
Cumulative effect of change in accounting principle	-	(22)	52
Net income per limited partner unit	$ 161	136

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Three months ended March 31, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$1,793,049	921,983	(8,800)	2,706,232

Distributions to partners	(120,931)	(30,233)	-	(151,164)

Comprehensive income:
Net income	123,173	30,793	-	153,966
Change in fair value of outstanding hedging positions			(2,820)
Less reclassification adjustments for settled contracts included in net income			(6,023)
Other comprehensive loss			(8,843)	(8,843)
Comprehensive income				145,123

Balance March 31, 2004	$ 1,795,291	922,543	(17,643)	2,700,191

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$153,966	130,380
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	45,573	47,710
Cumulative effect of change in accounting principle	-	21,123
Accretion of asset retirement obligations	-	445
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(44,530)	(64,285)
Decrease in accounts payable	(3,745)	(9,898)
Net cash provided from operating activities	151,264	125,475

Cash flows from financing activities:
Distributions to partners	(151,164)	(125,411)
Net cash used by financing activities	(151,164)	(125,411)

Net increase in cash	100	64
Cash at beginning of period	3,789	3,352
Cash at end of period	$ 3,889	3,416

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2003, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of oil and natural gas are recognized when the rights and responsibilities of ownership pass to the purchaser and are net of royalties.

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

6. Change in Accounting Principle

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $8,526 and a related liability of $29,649 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $(21,123).

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $535,823 of mineral rights associated with developed oil and gas properties as of March 31, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment.

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

The Partnership had net working capital at March 31, 2004 of $149,340.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended March 31, 2004 compared with March 31, 2003

Oil and gas sales for the three months ended March 31, 2004 were $327,274 compared to $323,895 for the three months ended March 31, 2003, an increase of $3,379 or 1.04%. The volume of natural gas sold for the three months ended March 31, 2004, was 62,658 Mcf at an average sales price of $5.22 per Mcf compared to 66,615 Mcf at an average price of $4.86 per Mcf for the three months ended March 31, 2003. The Lifting cost for the three months ended March 31, 2004 was $2.04 per Mcfe compared to $1.87 per Mcfe for the three months ended March 31, 2003. The Partnership experienced a net income of $153,495, and distributed $151,164 to the partners for the three months ended March 31, 2004.

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

Revenue Recognition. Sales of natural gas are recognized when the rights and responsibilities of ownership pass to the purchasers and are net of royalties.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $4.00 to $5.00 on 13,748 Mmbtu of monthly production and ceilings in place at $5.65 on 5,499 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 38,494 Mmbtu of natural gas with an average ceiling price of $5.65 and for the sale of 96,235 Mmbtu of natural gas with an average floor price of $4.60 and a fair value of $(8,309). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 19 months. For the period April 2005 through October 2005, the Partnership has floors in place at $4.28 on 8,249 Mmbtu of monthly production and ceilings in place at $5.00 on 4,124 Mmbtu of monthly production. As of March 31, 2004 the Partnership had total option contracts for the sale of 67,364 Mmbtu of natural gas with an average ceiling price of $5.37 and for the sale of 153,976 Mmbtu of natural gas with an average floor price of $4.48. The fair value of these floors and ceilings as of March 31, 2004 is $(17,643).

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

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

                March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1996-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 13, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: May 13, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer