Form 10-K
period 2004-12-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2005-04-15
CIK 1031999

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Employees

     The Partnership has no employees; however, PDC has approximately 120 employees, including 17 in finance and data processing, 8 in administration, 12 in exploration and development, 78 in production and 5 in natural gas marketing.

Plan of Operations

     The Partnership participated in the drilling of 85 gross wells and will continue to operate and produce its 80 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.  All oil and gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to two customers which accounted for 90.53% and 9.04% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004 and 89.57% and 10.43% for the year ended December 31, 2003.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within the next 2 year period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $0, $1,050, and $650 in 2004, 2003 and 2002, respectively to comply with federal and state regulations.

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

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

Summary of Productive Wells

     During 2002 the Partnership plugged 12 wells in the Angel Unite in Michigan. The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2004.

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

ITEM 3. LEGAL PROCEEDINGS.

     The Managing General partner as driller/operator is not party to any legal action that it believes would have a materially adverse affect on the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At December 31, 2004, PDC 1996-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 16.2125 units at $20,000 per unit of limited partnership interests and a total of 1049 Additional General Partners who fully paid for 748.8738 units at $20,000 per unit of additional general partnership interests. During 1997 in accordance with the Partnership Agreement all Additional General Partners were converted to Limited Partners. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Years Ended December 31,
	2004	2003	2002
Oil and Gas Sales	$1,389,859	$1,278,115	829,395
Costs and Expenses	705,293	743,370	753,955
Cumulative effect of change in accounting principle	-	(21,123)	-
Net Income	685,084	514,129	76,247
Allocation of Net Income:
Managing General Partner	137,017	102,826	15,249
Limited and Additional General Partners	548,067	411,303	60,998
Per Limited and Additional General Partner Unit	716	538	80
Total Assets	2,724,130	2,781,746	2,975,356
Distributions:
Managing General Partner	78,489	86,518	22,316
Limited and Additional General Partners	675,121	651,527	284,275

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

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1997. Eighty-five wells have been drilled, 80 of which have been completed as producers.  Currently the Partnership has 68 producing wells. No additional wells will be drilled.

     The Partnership had working capital at December 31, 2004 of $196,488.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $1,389,859 compared to $1,278,115 for the year ended December 31, 2003.  The volume of natural gas sold for the year ended December 31, 2004, was 241,010 Mcf at an average sales price of $6.04 per Mcf compared to 260,912 Mcf at an average sales price of $4.90 per Mcf for the year ended December 31, 2003. The lifting costs for the year ended December 31, 2004 was $2.13 per Mcfe compared to $1.95 per Mcfe for the year ended December 31, 2003.  Depreciation, depletion and amortization decreased from $207,905 for the year ended December 31, 2003 to $167,834 for the year ended December 31, 2004 as a result of lower volumes of natural gas and oil sold.  Cash distributions to the partners amounted to $753,610 in 2004.

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

Revenue Recognition

      Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

                                                                                          6

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Oil and Gas Properties

     Exploration and development costs are accounted for by the successful efforts method.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

Costs of proved properties, including leasehold acquisition, exploration and development costs and equipment, are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

                                                                                                7

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

     In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $8,526 and a related liability of $29,649 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $21,123.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value

Total Contracts as of December 31, 2004
Natural Gas	Purchase	2,389	6.63	15,849	(909)
Natural Gas	Floors	65,692	4.79	-	7,528
Natural Gas	Ceilings	32,846	5.73	-	(29,933)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	2,389	6.63	15,849	(909)
Natural Gas	Floors	65,692	4.79	-	7,528
Natural Gas	Ceilings	32,846	5.73	-	(29,933)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	3,793	5.40	20,480	(2,840)
Natural Gas	Purchase	3,251	4.77	15,506	2,158
Natural Gas	Floors	60,682	4.12	-	652
Natural Gas	Ceilings	49,304	5.55	-	(8,770)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004, 2003 and 2002 was $6.14 per Mmbtu, $5.39 per Mmbtu, and $3.22 per Mmbtu. The average NYMEX closing price for oil for the years 2004, 2003 and 2002, was $41.44 per bbl, $30.98 per bbl, and $26.98 per bbl. Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 9B.  OTHER INFORMATION

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

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

	Years Ended December 31,
	2004	2003	2002
Lifting costs	$512,525	510,013	509,166
Tax return preparation	7,932	7,932	7,933
Direct administrative cost	3,505	4,089	4,255

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003, the Partnership paid KPMG LLP $8,140 and $8,133, respectively, for the professional services for the audit of the Partnership's financial statements in its Form 10K and review of financial statements included in the Partnership's form 10-Qs.

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

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

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

             (3)         Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 1996-D Limited Partnership By its Managing General Partner Petroleum Development Corporation

By /s/ Steven R. Williams Steven R. Williams, Chairman
April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 14, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 14, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 14, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 14, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 14, 2005

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 1996-D Limited Partnership:

We have audited the accompanying balance sheets of PDC 1996-D Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1996-D Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

                                                                                                  KPMG LLP

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 15, 2005

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Cash	$ 705	3,789
Accounts receivable - oil and gas revenues	263,407	150,105
Total current assets	264,112	153,894

Oil and gas properties, successful efforts method (notes 3 and 6):	6,952,955	6,952,955
Less accumulated depreciation, depletion, and amortization	4,492,937	4,325,103
	2,460,018	2,627,852

	$2,724,130	2,781,746

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 67,624	44,086
Total current liabilities	67,624	44,086

Asset retirement obligation	33,314	31,428

Partners' equity	2,623,192	2,706,232

	$2,724,130	2,781,746

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002	2002	2001
Revenues:
Sales of oil and gas	$1,389,859	1,278,115	829,395	829,395	1,265,406
Interest income	518	507	807	807	4,276
	1,390,377	1,278,622	830,202	830,202	1,269,682

Expenses (note 3):
Lifting cost	512,525	510,013	509,166	509,166	532,160
Independent audit fee	8,140	8,133	7,673	7,673	7,378
Franchise taxes	3,471	3,519	3,314	3,314	3,859
Tax return preparation	7,932	7,932	7,933	7,933	7,932
Direct administrative cost	5,391	5,868	4,255	4,255	2,874
Depreciation, depletion and amortization	167,834	207,905	221,614	221,614	390,588

	705,293	743,370	753,955	753,955	1,464,272
Income before cumulative effect of change in accounting principle	685,084	535,252	76,247	76,247	(194,590)

Cumulative effect of change in accounting principle	-	(21,123)	-	-	-

Net income	$ 685,084	514,129	76,247	76,247	(194,590)

Net income per limited and additional general partner units before cumulative effect of change in accounting principle	$ 716	560	80	80	(203)

Cumulative effect of change in accounting principle	-	(22)	-	-	-

Net income per limited and additional general partner units	$ 716	538	80	80	(203)

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

And Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2001	$2,256,550	912,742		3,169,292

Distributions to partners	(284,275)	(22,316)		(306,591)

Comprehensive income:
Net income	60,998	15,249		76,247
Change in fair value of outstanding hedging positions			(33,578)
Reclassification adjustment for settled contracts included in net income (loss)
Other comprehensive loss			(33,578)	(33,578)
Comprehensive income				42,669

Balance December 31, 2002	2,033,273	905,675	(33,578)	2,905,370

Distributions to partners	(651,527)	(86,518)		(738,045)

Comprehensive income:
Net income	411,303	102,826		514,129
Change in fair value of outstanding hedging positions			20,725
Reclassification adjustment for settled contracts included in net income			4,053
Other comprehensive income			24,778	24,778
Comprehensive income				538,907

Balance December 31, 2003	1,793,049	921,983	(8,800)	2,706,232
Distributions to partners	(675,121)	(78,489)		(753,610)

Comprehensive income:
Net income	548,067	137,017		685,084
Change in fair value of outstanding hedging positions			(47,060)
Reclassification adjustment for settled contracts included in net income (loss)			32,546
Other comprehensive income			(14,514)	(14,514)
Comprehensive income				670,570

Balance December 31, 2004	$1,665,995	980,511	23,314	2,623,192

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$685,084	514,129	76,247
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	167,834	207,905	221,614
Cumulative effect of change in accounting principle	-	21,123	-
Accretion of asset retirement obligation	1,886	1,779	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(106,426)	(10,888)	6,163
Increase in accrued expenses	2,148	4,434	3,086
Net cash provided from operating activities	750,526	738,482	307,110

Cash flows from financing activities:
Distributions to partners	(753,610)	(738,045)	(306,591)

Net cash used by financing activities	(753,610)	(738,045)	(306,591)

Net increase (decrease) in cash	(3,084)	437	519
Cash at beginning of year	3,789	3,352	2,833
Cash at end of year	$ 705	3,789	3,352

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(1)    Summary of Significant Accounting Policies

Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1996-D Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

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

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

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

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments.  The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is dedesignated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

(Continued)

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $8,526 and a related liability of $29,649 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $21,123.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)    Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Lifting costs	$512,525	$510,013	509,166
Tax return preparation	7,932	7,932	7,933
Direct administrative cost	3,505	4,089	4,255

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

     (1)  Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

(2)  Represents a one-time fee paid to the Managing General Partner on the day the Partnership is funded equal to 2-1/2% of total investor subscriptions.

     (3)  Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

     (4)  The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

     (5)  To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

     (6)  In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated.  The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the  Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated.  No such sales have occurred.  In accordance with the drilling prospectus the investor partners received preferred cash distributions of $72,231, $61,089, and $39,002 in 2004, 2003 and 2002, respectively.

(Continued)

                                                                                                            F-11

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     (7)  In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners.  During 2004 PDC purchased a total of 2.84 units of partnership interest for a total ownership of 24.25 units as of December 31, 2004 which represents a 3.17% ownership of the original Investor Partners share of limited and additional general partnership units.  Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value

Total Contracts as of December 31, 2004
Natural Gas	Purchase	2,389	6.63	15,849	(909)
Natural Gas	Floors	65,692	4.79	-	7,528
Natural Gas	Ceilings	32,846	5.73	-	(29,933)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	2,389	6.63	15,849	(909)
Natural Gas	Floors	65,692	4.79	-	7,528
Natural Gas	Ceilings	32,846	5.73	-	(29,933)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	3,793	5.40	20,480	(2,840)
Natural Gas	Purchase	3,251	4.77	15,506	2,158
Natural Gas	Floors	60,682	4.12	-	652
Natural Gas	Ceilings	49,304	5.55	-	(8,770)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(6)    Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisition costs	$ 535,823	535,823	535,823
Intangible development costs	13,632,238	13,632,238	13,632,238
Well equipment	2,452,567	2,452,567	2,452,567
Impairment charge	(9,688,575)	(9,688,575)	(9,688,575)
Capitalized asset retirement cost	20,902	20,902	-
	$6,952,955	6,952,955	6,932,053

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003 and 2002.

(7)    Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2004 and 2003, the income tax basis of the partnership's oil and gas properties was $698,451 and $813,228, respectively.

(8)    Supplemental Reserve Information (Unaudited)

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

	Gas (MCF)
	2004	2003	2002
Proved developed reserves:
Beginning of year	3,926,000	4,098,000	3,883,000
Revisions of previous estimates	441,000	89,000	494,000
Production	(241,000)	(261,000)	(279,000)
End of year	4,126,000	3,926,000	4,098,000

(9)    Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

	As of December 31,
	2004	2003	2002
Future estimated revenues	$ 26,620,000	21,670,000	16,720,000
Future estimated production costs	(11,103,000)	(9,327,000)	(7,873,000)
Future estimated development costs	(404,000)	(404,000)	(404,000)
Future net cash flows	15,113,000	11,939,000	8,443,000
10% annual discount for estimated timing of cash flows	(9,012,000)	(6,972,000)	(4,748,000)
Standardized measure of discounted future
estimated net cash flows	$6,101,000	4,967,000	3,695,000

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,
	2004	2003	2002
Sales of oil and gas production, net of production costs	$(877,000)	(768,000)	(320,000)
Net changes in prices and production costs	2,711,000	4,081,000	4,074,000
Revisions of previous quantity estimates	1,341,000	183,000	529,000
Accrection of discount	(2,040,000)	(2,224,000)	(2,783,000)
	$1,135,000	1,272,000	1,500,000

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