Form 10-Q
period 2005-03-31
PDC 1996-D LIMITED PARTNERSHIP
filed 2005-05-13
CIK 1031999

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 464	705
Accounts receivable - oil and gas revenues	172,004	263,407
Due from Managing General Partner	479	-
Total current assets	172,947	264,112

Oil and gas properties, successful efforts method	6,952,955	6,952,955
Less accumulated depreciation, depletion
and amortization	4,530,429	4,492,937
	2,422,526	2,460,018

	$ 2,595,473	2,724,130

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 52,671	67,624
Total current liabilities	52,671	67,624

Asset retirement obligations	33,814	33,314

Partners' Equity	2,508,988	2,623,192

	$2,595,473	2,724,130

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004	2002
Revenues:
Sales of oil and gas	$ 313,734	327,274	633,245
Interest income	263	101	593
	313,997	327,375	633,838
Expenses:
Lifting cost	128,268	127,836	386,716
Direct administration cost	524	-	223
Depreciation, depletion, and amortization	37,492	45,573	197,634
	166,284	173,409	584,573
Net Income	$ 147,713	153,966	49,265

Net income per limited partner unit	$ 154	161

                See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Three months ended March 31, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$1,665,995	980,511	(23,314)	2,623,192

Distributions to partners	(212,317)	(53,079)	-	(265,396)

Comprehensive income:
Net income	118,170	29,543	-	147,713
Change in fair value of outstanding hedging positions			78
Less reclassification adjustments for settled contracts included in net income			3,401
Other comprehensive income			3,479	3,479
Comprehensive income				151,192

Balance March 31, 2005	$ 1,571,848	956,975	(19,835)	2,508,988

See accompanying notes to financial statements.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$147,713	153,966
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	37,492	45,573
Accretion of asset retirement obligations	500	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	85,738	(44,530)
Increase in due from Managing General Partner	(479)	-
Decrease in accounts payable	(5,809)	(3,745)
Net cash provided from operating activities	265,155	151,264

Cash flows from financing activities:
Distributions to partners	(265,396)	(151,164)
Net cash used by financing activities	(265,396)	(151,164)

Net (decrease) increase in cash	(241)	100
Cash at beginning of period	705	3,789
Cash at end of period	$ 464	3,889

See accompanying notes to financial statements.

                                                                  PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        Reference is hereby made to PDC 1996-D Limited Partnership (the Partnership's) Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies were also followed in preparing the quarterly report included herein.

2.     Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

3.     Oil and Gas Properties

        The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by Petroleum Development Corporation's (the Managing General Partner's) petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices.  Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties.  If net capitalized cost exceeds undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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

5.    Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange (NYMEX).  The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 24 month period. The partnership does not hold or issue derivatives for trading or speculative purposes.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

All derivatives are recognized on the Partnership balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 1996 with initial Limited and Additional General Partner contributions of $15,301,726 (765.0863 units) and the Managing General Partner's cash contribution of $3,328,126 in accordance with the Limited Partnership Agreement.

After payment of syndication costs of $1,606,681 and a one-time management fee to the Managing General Partner of $382,543 the Partnership had available cash of $16,640,628 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 1997.  Eighty-five wells have been drilled of which eighty have been completed as producing wells.   No additional wells will be drilled.

The Partnership had working capital at March 31, 2005 of $120,276.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Results of Operations

Three months ended March 31, 2005 compared with March 31, 2004

Gas sales for the three months ended March 31, 2005 were $313,734 compared to $327,274 for the three months ended March 31, 2004, a decrease of $13,540 or 4.14%.  The volume of natural gas sold for the three months ended March 31, 2005, was 54,015 Mcf at an average sales price of $5.81 per Mcf compared to 62,658 Mcf at an average price of $5.22 per Mcf for the three months ended March 31, 2004.  Lifting cost for the three months ended March 31, 2005 was $2.38 per Mcfe compared to $2.04 per Mcfe for the three months ended March 31, 2004.  Depreciation, depletion and amortization decreased from $45,573 for the three months ended March 31, 2004 to $37,492 for the three months ended March 31, 2005 as a result of lower volumes of natural gas sold.  The Partnership experienced a net income of $147,713 and $153,966, and distributed $265,396 and $151,164 to the partners for the three months ended March 31, 2005 and 2004, respectively.

The Partnership's revenue from gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's oil and gas sales prices are subject to increase and decrease based on various market sensitive indices.

Critical Accounting Policies and Estimates

Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. The Partnership's critical accounting policies and estimates are as follows:

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not determined the impact on the Partnership's financial position or results of operations of the application of FIN No. 47.

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

The following tables summarize the open futures and options contracts for the Partnership as of March 31, 2005 and March 31, 200 4.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of March 31, 2005
Natural Gas	Purchase	433	6.58	2,849	578
Natural Gas	Floors	29,843	4.95	-	1,288
Natural Gas	Ceilings	14,922	7.05	-	(21,701)
Contracts maturing in 12 months following March 31, 2005
Natural Gas	Purchase	433	6.58	2,849	578
Natural Gas	Floors	29,843	4.95	-	1,288
Natural Gas	Ceilings	14,922	7.05	-	(21,698)

PDC 1996-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Prior Year Total Contracts as of March 31, 2004

Natural Gas	Purchase	2,475	4.77	11,804	3,206
Natural Gas	Floors	153,976	4.48	-	-
Natural Gas	Ceilings	67,364	5.37	-	(20,849)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4.          Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of, its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits

           (a) Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1996-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 13, 2005	/s/ Steven R. Williams Steven R. Williams Chairman

Date: May 13, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer